Form 10-Q
period 1996-03-31
DYCAM INC
filed 1996-05-15
CIK 850971

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                  FORM 10-QSB



Mark One

    XX        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
- - ---------     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1996

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
- - ---------     OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number:   1-13160



                                 DYCAM,  INC.
       (Exact name of small business issuer as specified in its charter)




                Delaware                              95-4202424
      (State or other jurisdiction                 (I.R.S. Employer
            or organization)                    Identification Number)



                                9414 Eton Ave.
                        Chatsworth, California   91311
                   (Address of principal executive offices)


                                (818)  998-8008
               (Issuer's telephone number, including area code)


                                    (NONE)
     (Former name, address and fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES     X       NO
                                    -----          -----


   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

       Common Stock, $.01 Par Value, 3,120,836 shares as of May 1, 1996

           Transitional Small Business Disclosure Format (Check one)

                              YES             NO     X
                                    -----          -----

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements



                                  DYCAM, INC.

                                BALANCE SHEETS

                                March 31, 1996


                                    ASSETS
                                    ------
                                                           March 31, 1996        December 31, 1995
 Current assets:
      Cash and cash equivalents                               $1,385,000              $1,374,000
      Accounts receivable, net                                   201,000                 115,000
      Inventory                                                  624,000                 698,000
      Prepaid expenses and other current assets                   34,000                  37,000
                                                           -------------         ---------------

             Total current assets                              2,244,000               2,224,000

 Goodwill, net of accumulated amortization
    of $596,000                                                4,958,000               5,027,000

 Property and equipment, net                                     437,000                 452,000

 Deposits                                                         32,000                  33,000

 Note Receivable from Styles                                   1,000,000               1,000,000
                                                           -------------         ---------------

                                                              $8,671,000              $8,736,000
                                                           =============         ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

 Current liabilities:
      Accounts payable                                          $255,000                $120,000
      Accrued payroll and related expenses                        65,000                  65,000
      Accrued expenses                                            24,000                  14,000
                                                                --------                --------
             Total current liabilities                           344,000                 199,000

 Stockholders' equity
      Common stock (par value $.01)                               31,000                  31,000
      Additional paid in capital                              10,710,000              10,710,000
      Retained earnings (deficit)                             (2,414,000)             (2,204,000)
                                                           -------------         ---------------
            Total shareholders' equity                         8,327,000               8,537,000
                                                           -------------         ---------------
                Total liabilities and shareholders' equity    $8,671,000              $8,736,000
                                                           =============         ===============

  The accompanying notes are an integral part of these financial statements.

                                  DYCAM, INC.

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                             Three months ended
                                                               March 31, 1996                 March 31, 1995
Revenues
       Camera sales                                                  $763,000                      $405,000
       Contract engineering fees                                      $66,000
       License fees                                                   $16,000                        $3,000
                                                             ------------------              ----------------
            Total revenues                                           $845,000                      $408,000
                                                             ------------------              ----------------

Cost of revenues
       Camera sales                                                   487,000                       347,000
       Contract engineering fees                                       45,000
       License fees                                                    11,000
                                                             ------------------              ----------------
            Total cost of revenues                                    543,000                       347,000
                                                             ------------------              ----------------

Gross profit                                                          302,000                        61,000
                                                             ------------------              ----------------

Operating expenses:
       Selling, general & administrative expenses                     285,000                       330,000
       Research and Development                                       159,000                       199,000
       Depreciation and amortization                                  109,000                        83,000
                                                             ------------------              ----------------
            Total operating expenses                                  553,000                       612,000
                                                             ------------------              ----------------

Loss from operations                                                 (251,000)                     (551,000)

Non-operating income                                                   41,000                        41,000
                                                             ------------------              ----------------

Loss before taxes                                                    (210,000)                     (510,000)

Provision for income taxes                                                  0                             0
                                                             ------------------              ----------------

     Net loss                                                       ($210,000)                    ($510,000)
                                                              =================               ==============

Net income (loss) per share:
     Primary                                                            (0.07)                        (0.16)
     Fully diluted                                                      (0.07)                        (0.16)

Weighted average shares of common
stock outstanding
     Primary                                                        3,120,836                     3,120,836
     Fully diluted                                                  3,120,836                     3,120,836


  The accompanying notes are an integral part of these financial statements.

                                  DYCAM INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE YEAR ENDED 1995 AND THREE MONTHS ENDED MARCH 31, 1996


                                         Common Stock
                                   ---------------------   Additional   Accumulated  Stockholders
                                      Shares     Amount   Paid-in Cap.   Deficit       Equity
                                   ----------- --------- ------------  -----------   ------------
Balance at December 31, 1994        3,120,836    $31,000  $10,710,000   ($852,000)   $9,889,000

Net loss                                                               (1,352,000)   (1,352,000)

Balance at December 31, 1995        3,120,836     31,000   10,710,000  (2,204,000)    8,537,000

Net loss for first three months                                          (210,000)     (210,000)

                                    ---------    -------   ----------  ----------     ---------
Balance at March 31, 1996           3,120,836     31,000   10,710,000  (2,414,000)    8,327,000


                                  DYCAM, INC.

                            STATEMENT OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1996 and 1995

                                                                                 March 31, 1996    March 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net Income                                                                 ($210,000)        ($510,000)
                                                                                ----------        ----------
      Adjustments to reconcile Net Income (loss)
      to Net Cash provided by (used in) operating activities:
          Depreciation                                                              39,000            14,000
          Amortization of goodwill                                                  69,000            69,000
          Allowance for doubtful accounts
          Changes in assets and liabilities:
             (Increase)/decrease in accounts receivable                            (86,000)          (39,000)
             (Increase)/decrease in royalty receivable                                   0                 0
             (Increase)/decrease in inventories                                     74,000           (41,000)
             (Increase)/decrease in prepaid expenses                                 3,000            20,000
             (Increase)/decrease in other current assets                             1,000                 0
             Increase/(decrease) in accounts payable                               135,000            (1,000)
             Increase/(decrease) in accounts payable-intercompany                        0          (129,000)
             Increase/(decrease) in accrued expenses                                10,000                 0
             Increase/(decrease) in accrued payroll and related expenses                 0                 0
             Increase/(decrease) in deferred revenue                                     0                 0
             Increase/(decrease) in income taxes payable                                 0                 0
                                                                                ----------        ----------
               Total adjustments                                                   137,000          (190,000)
                                                                                ----------        ----------

      Net cash provided by operating activities                                     35,000          (617,000)
                                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

      (Increase)/decrease in property and equipment                                (24,000)         (131,000)
      (Increase)/decrease in Note receivable from SOV                                    0          (500,000)
      (Increase)/decrease in deposits                                                    0           (28,000)
                                                                                ----------        ----------
      Net cash used in investing activities                                        (24,000)         (659,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Offering Expenses                                                                  0                 0
      Issuance of common stock                                                           0                 0
                                                                                ----------        ----------
      Net cash provided by financing activities                                          0                 0

NET INCREASE/(DECREASE) IN CASH                                                     11,000        (1,276,000)

CASH, BEGINNING BALANCE                                                          1,374,000         3,715,000
                                                                                ----------        ----------

CASH, ENDING BALANCE                                                            $1,385,000        $2,439,000
                                                                                ==========        ==========


  The accompanying notes are an integral part of these financial statements.

                                  DYCAM INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - ---------------------------------------------------

General

The accompanying unaudited interim financial statements of Dycam Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations for the nine months ended are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1995 as filed with the U.S. Securities and Exchange Commission.

Property and Equipment

Included in property and equipment is camera equipment held under lease to a subsidiary of Styles in the amount of $206,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Dycam assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill is being amortized on a straight-line basis over the expected 20 year life. During 1995 and 1994 Dycam recorded $278,000 and $249,000 of amortization expense, respectively. Goodwill amortization of $69,000 was recorded for the three months ended March 31, 1996 and 1995, respectively. At March 31, 1996 no impairment of goodwill was determined by management.

Revenue Recognition

Revenue from camera sales is recognized upon shipment of products. Contract engineering fees are recognized when the service is performed. License fee revenue is recognized when earned. Revenue from camera equipment leased to a subsidiary of Styles is included in camera sales and is being recognized when earned.

                                  DYCAM INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
- - --------------------------------------------------------------

Loss Per Common Share

Loss per common share has been computed on the weighted average number of common and equivalent shares outstanding. Primary and fully diluted net loss per share are approximately the same. Dycam has granted certain options which have been treated as common share equivalents in calculating net loss per share, unless antidilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.


NOTE 2 - CONCENTRATIONS
- - -----------------------

Major Customers/Vendors

No customer accounted for more than 10% of camera sales for the three months ended March 31, 1996 or 1995.

Dycam purchased materials from one vendor for $280,000 and $50,000, which represented 55% and 17% of all materials purchased during the three months ended March 31, 1996 and 1995, respectively.

Concentration of Credit Risk

Financial investments which potentially expose the Company to a concentration of credit risk as defined by Statement of Financial Accounting Standards No. 105, consist primarily of cash and accounts receivable. The Company places its cash with high credit quality institutions but at times has amounts in one institution in excess of the federally insured limit of $100,000. Concentration of credit risk with respect to trade receivables is limited due to the diversity of the Company's customer base. Generally, the Company does not require collateral or other security to support customer receivables. Management consistently monitors the financial condition of its customers to reduce the risk of loss.

                                  DYCAM INC.

NOTE 3 - TRANSACTIONS WITH STYLES
- - ---------------------------------

Note Receivable from Styles on Video Inc.

On December 14, 1994, Dycam loaned to Styles $500,000. On January 25, 1995, Dycam loaned an additional $500,000 to Styles. Styles signed an amended and restated promissory note dated January 25, 1995 for the full $1,000,000 note, bearing interest at 2% above a bank's prime rate, interest payable monthly, with a maturity date of September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998, and fixed the interest rate at 10%. The interest is payable monthly. The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. Interest income of approximately $25,000 is included in the accompanying March 31, 1996 statement of operations related to the Styles loan. The carrying amount of the note receivable approximates its fair market value at December 31, 1995.

Accounts Receivable From Subsidiary of Styles

Included in accounts receivable at March 31, 1996 is approximately $35,000 due from a subsidiary of Styles.

Revenues

Included in the accompanying March 31, 1996 statement of operations under camera sales and license fees is $33,000 and $16,000, respectively, of revenues related to camera equipment leased to a subsidiary of Styles.


NOTE 4 - PROPERTY AND EQUIPMENT
- - -------------------------------

Property and equipment at March 31, 1996 consists of the following:

         Machinery and equipment               $289,000
         Camera equipment                       223,000
         Office equipment                       105,000
                                            -----------
                                                617,000

         Less:  accumulated depreciation       (180,000)
                                            -----------
                                            $   437,000
                                            ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS

General

   The Company commenced operations in April 1988, and was incorporated in Delaware in July, 1988. The Company became a wholly owned subsidiary of Styles on Video Inc. a publicly traded Delaware corporation (Styles) on February 7, 1994. Effective September 21, 1994, the Company effected an underwritten Rights Offering of 1,000,000 shares of its Common Stock. From and after the close of the Rights Offering, Styles owned approximately 55% of the Company's common stock. Since its inception, the Company's business has been the design, manufacture and sale of digital cameras and associated hardware and software products primarily for use with personal computers. Substantially all of the Company's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work.

   Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties and, in some cases, are based upon various factors beyond Dycam's control. These factors include, among other things, the ability of Forever Yours to execute its business plan for the purchase and utilization of Dycam's digital cameras pursuant to their existing agreement, the ability of SOV to continue to service its outstanding indebtedness owed to Dycam, the market reception for digital cameras in general and Dycam's products specifically, the impact of competition from other companies in the digital camera industry, developments which may render Dycam's products and services obsolete or less attractive, Dycam's financial constraints, and overall economic conditions.

Results of Operations

   Three months ended March 31, 1996 compared to the three months ended March
   --------------------------------------------------------------------------
31, 1995
- - --------

   Total revenues for the three months ended March 31, 1996 were $845,000.
Total revenues increased $437,000 (107%) from revenues of $408,000 for the three months ended March 31, 1995. The increase in revenue was primarily associated with increased camera sales and contract engineering services. Revenues from camera sales were $763,000 (90% of total revenue) in the three months ended March 31, 1996 as compared to $405,000 in 1994 (99% of total revenue). Revenues from contract engineering were $66,000 (8% of revenue) in the period as compared to negligible contract engineering revenues in the same period of 1995. License fee revenues in the period ended March 31, 1996 of $16,000 (2% of revenue) were realized from one customer, Forever Yours Inc.

Dycam continues to pursue its standard product strategy by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital camera products, software, and accessories to selected target markets. Dycam, however, will continue to devote the majority of its engineering efforts in the custom product lines to exploit the opportunities to design products that combine custom built digital cameras with specialized software, hardware or packaging in order to satisfy an identified business opportunity. During 1995, Dycam devoted a substantial portion of its resources to pursuing custom and contract engineering business with the goal of generating future sales. One example of this strategy is Dycam's relationship with Forever Yours. Dycam believes that during 1996 a substantial portion of its revenues will be comprised of revenues derived from the sale of cameras to, and licensing revenues from, Forever Yours. The core element of the Forever Yours camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with Forever Yours.

   Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues for the three months ended March 31, 1996 increased to 36%, compared to 15% in the three months ended March 31, 1995, primarily as a result of the increased revenue from mature camera product sales, decreases in new product startup costs, and increased revenues from licenses and contract engineering. Also contributing to the improvement is the improved absorption of fixed costs afforded by the overall increase in revenues. Gross margins however, may continue to remain at lower levels if the Company's custom products business does not contribute a significant portion to the Company's revenues.

   Selling, general and administrative expenses consist of administrative expenses at the Company headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent and occupancy costs. Selling, general and administrative expenses decreased $45,000 for the three months ended March 31, 1996 to $285,000 (34% of revenues) from $330,000 (81% of revenues) for the same period in 1995. The decrease resulted primarily from reductions in personnel and expenditures in the 1996 period, and continuing efforts to control costs.


   Product development and research expenses decreased $40,000 to $159,000 (19% of revenues) in the three months ended March 31, 1996 compared to $199,000 (49% of revenues) in 1995. This decrease is attributable to reductions in personnel, and the completion of certain developments of products introduced for sale in 1995, including the camera developed in conjunction with Forever Yours, Inc.. The Company believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

   Inventories decreased by $74,000 to $624,000 at March 31, 1996 when compared to December 31, 1995, primarily as a result of the increase in camera shipments, including the Forever Yours camera system, and continuing sales of older products from inventory. The acceptance and success of the Forever Yours business is not yet assured, and if unsuccessful may result in lower than anticipated revenues for the Company and a write down of the carrying value of that unique inventory associated with the Forever Yours camera system.

   The net loss per common share was ($0.07) for the three months ended March 31, 1996 compared to net loss per common share of ($0.16) for the three months ended March 31, 1995.

Liquidity and Capital Resources

   At March 31, 1996, Dycam had cash and short-term investments on hand of $1,385,000, up $11,000 from $1,374,000 at December 31, 1995.

   Accounts receivable, net of allowance for doubtful accounts of $5,000, increased $86,000 during the three months ended March 31, 1996.

   Camera equipment related to operating leases to Forever Yours, increased by $23,000 during the three months ended March 31, 1996. Such camera equipment will be depreciated over the life of the leases.

   Current liabilities increased by $145,000 to $344,000, primarily as a result of increases in accounts payable of $135,000.

   Dycam's working capital at March 31, 1996 was $1,900,000 a decrease of $125,000 when compared to $2,025,000 at December 31, 1995. Working capital decrease was primarily the result of net losses of $210,000. The current ratio at March 31, 1996 was 6.5 to 1 compared to 11.2 to 1 at December 31, 1995.

   Dycam does not have any long term indebtedness and does not currently maintain any credit facilities.

   In December 1994 Dycam made a secured loan of $500,000 to Styles. Dycam determined that it was in the best interests of Dycam and its shareholders that it make this loan, which enabled Styles to continue funding Forever Yours, and thus the development and manufacture of the Forever Yours digital camera by Forever Yours and Dycam. In January 1995 Dycam approved an additional secured loan of $500,000 to Styles. The two loans were memorialized in a single note bearing interest at the Bank of America NS&TA prime rate plus two percentage points and was payable interest only for seven months with the entire principal balance plus accrued and unpaid interest thereon due and payable on September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998, and fixed the interest rate at 10% per year. All interest payments due have been paid. The note is secured by 1,916,667 shares of Dycam's Common Stock owned by Styles. If Styles is unable to satisfy its obligations under the note, Dycam may not be repaid and will exercise its right to acquire the 1,916,667 shares of Dycam Common Stock owned by Styles.

   Since the closing of the Rights Offering, Dycam has expended approximately $3,500,000 of the moneys raised in that offering, which amount includes the above-referenced $1,000,000 secured loan to Styles. Commencing in the second quarter of 1994, Dycam embarked on a program to market and sell its standard digital camera products to select markets. Although Dycam was able to generate short term increases in sales in these markets, it has determined that a large market does not currently exist for its standard digital camera systems. Consequently, during the first quarter of 1995, Dycam decided to de-emphasize the sale of its internally designed standard products and will, in the future, concentrate its efforts on custom product development, value added distribution of standard digital cameras produced by others for Dycam, and cooperative ventures. These cooperative ventures include Dycam's ongoing relationship with Forever Yours, for whom Dycam has developed a digital imaging system designed for taking photographs of newborn infants.

   Dycam anticipates that its operating and research and development activities in fiscal 1996 will continue to use cash and expects that its cash balance in fiscal 1996 will continue to decline. However, Dycam believes that its existing cash balances, the payments due under the intercompany loan and cash flow from operations will be sufficient to meet its cash requirements through December 1996, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. There is no assurance that such sources will be available.

                                  DYCAM INC.



                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Dycam Inc.



May 13, 1996                            By: John Edling


                                        ------------------
                                        John Edling, President
                                        and Chief Financial Officer