Form 10QSB
period 1996-06-30
DYCAM INC
filed 1996-08-14
CIK 850971

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                  FORM 10-QSB



       Mark One

     [    XX    ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ------------
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     [          ]   OF THE SECURITIES EXCHANGE ACT OF 1934
     ------------


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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES    [ X ]      NO [   ]
                        -----         -----


   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Common Stock, $.01 Par Value, 3,120,836 shares as of July 31, 1996

           Transitional Small Business Disclosure Format (Check one)

                 YES  [   ]        NO  [ X ]
                      -----            -----

 PART I.   FINANCIAL INFORMATION

 Item 1.    Financial Statements



                                  DYCAM, INC.

                                BALANCE SHEETS

                                 JUNE 30, 1996



                                    ASSETS
                                    ------
                                                           June 30, 1996      December 31, 1995
 Current assets:
      Cash and cash equivalents                               $1,118,000         $1,374,000
      Accounts receivable, net                                   243,000            115,000
      Inventory                                                  594,000            698,000
      Prepaid expenses and other current assets                   28,000             37,000
                                                             ------------        -----------
             Total current assets                              1,983,000          2,224,000

 Goodwill, net of accumulated amortization                     4,888,000          5,027,000

 Property and equipment, net                                     442,000            452,000

 Deposits                                                         21,000             33,000

 Note Receivable from Styles                                   1,000,000          1,000,000
                                                            ------------        -----------

                                                              $8,334,000         $8,736,000
                                                            =============        ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               -------------------------------------

 Current liabilities:
      Accounts payable                                          $152,000           $120,000
      Accrued payroll and related expenses                        65,000             65,000
      Accrued expenses                                            24,000             14,000
                                                            -------------        -----------
             Total current liabilities                           241,000            199,000

 Stockholders' equity
      Common stock (par value $.01)                               31,000             31,000
      Additional paid in capital                              10,710,000         10,710,000
      Retained earnings (deficit)                             (2,648,000)        (2,204,000)
                                                            -------------        -----------
            Total shareholders' equity                         8,093,000          8,537,000
                                                            -------------        -----------
                Total liabilities and shareholders' equity    $8,334,000         $8,736,000
                                                            =============        ===========

The accompanying rates are an integral part of these financial statements.

                                  DYCAM INC.

                           STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                           Quarter ended                           Six months ended
                                                   June 30, 1996        June 30, 1995         June 30, 1996         June 30, 1995
Revenues
     Camera Sales                                      $601,000            $402,000             $1,364,000            $807,000
     Contract engineering fees                          $67,000             $15,000               $133,000             $15,000
     License fees                                        $2,000              $4,000                $18,000              $7,000
                                                ---------------     ---------------        ---------------     ---------------
          Total Revenues                               $670,000            $421,000             $1,515,000            $829,000
                                                ---------------     ---------------        ---------------     ---------------
Cost of revenues
     Camera Sales                                       334,000             208,000                821,000             555,000
     Contract engineering fees                           45,000               8,000                 90,000               8,000
     License fees                                                                                   11,000
                                                 ---------------     ---------------        ---------------     ---------------
          Total cost of revenues                        379,000             216,000                922,000             563,000
                                                 ---------------     ---------------        ---------------     ---------------
Gross profit                                            291,000             205,000                593,000             266,000

Operating expenses:
     Selling,  general & administrative expenses        313,000             276,000                598,000             606,000
     Research and Development                           139,000             190,000                298,000             389,000
     Depreciation and amortization                      112,000              84,000                221,000             167,000
                                                 ---------------     ---------------        ---------------     ---------------
          Total operating expenses                      564,000             550,000              1,117,000           1,162,000
                                                 ---------------     ---------------        ---------------     ---------------

Loss from operations                                   (273,000)           (345,000)              (524,000)           (896,000)

Non - operating income                                   39,000              77,000                 80,000             118,000
                                                 ---------------     ---------------        ---------------     ---------------
Loss before taxes                                      (234,000)           (268,000)              (444,000)           (778,000)

Provision for income taxes                                    0                   0                      0                   0
                                                 ---------------     ---------------        ---------------     ---------------

     Net loss                                         ($234,000)          ($268,000)             ($444,000)          ($778,000)
                                                  ==============      ==============         ==============      ==============


Net income (loss) per share:                             ($0.07)             ($0.09)                ($0.14)             ($0.25)

Weighted average shares of common
stock outstanding                                     3,120,836           3,120,836              3,120,836           3,120,836

The accompanying notes are an integral part of these financial statements.

                                  DYCAM INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE YEAR ENDED 1995 AND SIX MONTHS ENDED JUNE 30, 1996




                                             Common Stock
                                             ------------           Additional      Accumulated    Stockholders
                                       Shares         Amount       Paid-in Cap.      Deficit         Equity
                                    -----------     ---------      ------------    -----------    ------------
Balance at December 31, 1994         3,120,836        $31,000       $10,710,000      ($852,000)     $9,889,000

Net loss                                                                            (1,352,000)    (1,352,000)

Balance at December 31, 1995         3,120,836         31,000        10,710,000     (2,204,000)     8,537,000

Net loss for first six months                                                         (444,000)      (444,000)

                                    ----------      ---------      ------------    -----------     ----------
Balance at June 30, 1996             3,120,836         31,000        10,710,000     (2,648,000)     8,093,000


                                  DYCAM, INC.
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1995

                                                                                 June 30,          June 30,
                                                                                   1996              1995
                                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                   ($444,000)          ($778,000)
                                                                              -------------     -------------
    Adjustments to reconcile Net Income (loss)
    to Net Cash provided by (used in) operating activites:
         Depreciation                                                              80,000              29,000
         Amortization of goodwill                                                 139,000             139,000
         Allowance for doubtful accounts
         Changes in assets and liabilities:
             (Increase)/decrease in accounts receivable                          (128,000)            (42,000)
             (Increase)/decrease in royalty receivable                                  0                   0
             (Increase)/decrease in inventories                                   104,000            (201,000)
             (Increase)/decrease in prepaid expenses                                8,000                   0
             (Increase)/decrease in other current assets                            1,000                   0
             Increase/(decrease) in accounts payable                               32,000             (58,000)
             Increase/(decrease) in accounts payable-intercompany                       0            (129,000)
             Increase/(decrease) in accrued expenses                               10,000                   0
             Increase/(decrease) in accrued payroll and related expenses                0                   0
             Increase/(decrease) in deferred revenue                                    0                   0
             Increase/(decrease) in income taxes payable                                0                   0
                                                                              -------------     -------------
                                 Total adjustments                                 27,000            (430,000)
                                                                              -------------     -------------
    Net cash provided by operating activites                                       (198,000)       (1,040,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase)/decrease in property and equipment                                   (70,000)         (167,000)
    (Increase)/decrease in Note receivable from SOV                                       0          (500,000)
    (Increase)/decrease in deposits                                                  12,000           (22,000)
                                                                              -------------     -------------
    Net cash used in investing activites                                            (58,000)         (689,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Offering Expenses                                                                     0                 0
    Issuance of common stock                                                              0                 0
    Net cash provided by financing activities                                             0                 0

NET INCREASE/(DECREASE) IN CASH                                                    (256,000)        1,729,000)
ASH, BEGINNING BALANCE                                                            1,374,000         3,715,000
                                                                              -------------     -------------
CASH, ENDING BALANCE                                                             $1,118,000        $1,986,000
                                                                              =============     =============


   The accompanying notes are an integral part of the financial statements.

                                  DYCAM INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- - ---------------------------------------------------

General

The accompanying unaudited interim financial statements of Dycam Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1995 as filed with the U.S. Securities and Exchange Commission.

Property and Equipment

Included in property and equipment is camera equipment held under lease to a subsidiary of Styles in the amount of $224,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Dycam assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill is being amortized on a straight-line basis over the expected 20 year life. During 1995 and 1994 Dycam recorded $278,000 and $249,000 of amortization expense, respectively. Goodwill amortization of $139,000 was recorded for the six months ended June 30, 1996 and 1995, respectively. At June 30, 1996 no impairment of goodwill was determined by management.

Revenue Recognition

Revenue from camera sales is recognized upon shipment of products. Contract engineering fees are recognized when the service is performed. Certain license fee revenues from a subsidiary of Styles have been deferred and will be recognized when received. All other license fee revenue is recognized when earned. Revenue from camera equipment leased to a subsidiary of Styles is included in camera sales and is being recognized when earned.

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


NOTE 2 - CONCENTRATIONS
- - -----------------------

Major Customers/Vendors

One customer accounted for 12% of camera sales for the three months ended 6/30/96. No customer accounted for more than 10% of camera sales for the six month period ended June 30, 1996 or for the three or six month periods ended June 30, 1995.

One customer accounted for $65,000 of contract engineering fees (97% of contract engineering fees) for the three months ended June 30, 1996, and $122,000 of contract engineering fees (92% of contract engineering fees) for the six months ended June 30, 1996.

Dycam purchased materials from one vendor for $510,000 which represented 57% of all materials purchased during the six months ended June 30, 1996. Dycam purchased materials from this same vendor for $230,000 and $21,000, which represented 59% and 10% of all materials purchased during the three months ended June 30, 1996 and 1995, respectively. Substantially all of such purchases are related to standard digital cameras private labeled and packaged to Dycam specification by the manufacturer.

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

                                  DYCAM INC.

NOTE 3 - TRANSACTIONS WITH STYLES
- - ---------------------------------

Note Receivable from Styles on Video Inc.

On December 14, 1994, Dycam loaned to Styles $500,000. On January 25, 1995, Dycam loaned an additional $500,000 to Styles. Styles signed an amended and restated promissory note dated January 25, 1995 for the full $1,000,000 note, bearing interest at 2% above a bank's prime rate, interest payable monthly, with a maturity date of September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998, and fixed the interest rate at 10%. The interest is payable monthly. The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. Interest income of approximately $25,000 is included in the accompanying June 30, 1996 statement of operations related to the Styles loan. The carrying amount of the note receivable approximates its fair market value at December 31, 1995.

Accounts Receivable From Subsidiary of Styles

Included in accounts receivable at June 30, 1996 is approximately $105,000 due from a subsidiary of Styles.

Revenues

Included in the accompanying June 30, 1996 statement of operations under camera sales is approximately $45,000 of revenues related to camera equipment leased to a subsidiary of Styles.

Deferred revenues

Commencing April 1996, Dycam and a subsidiary of Styles entered into an agreement to defer certain license revenues due Dycam for a period of up to 12 months. Such revenues will be recognized when received.

NOTE 4 - PROPERTY AND EQUIPMENT
- - -------------------------------

Property and equipment at June 30, 1996 consists of the following:

    Machinery and equipment           $ 293,000
    Camera equipment                    264,000
    Office equipment                    108,000
                                      ---------
                                        665,000

    Less:  accumulated depreciation    (223,000)
                                      ---------

                                      $ 442,000
                                      =========

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

   Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis are forward-looking statements that involve risks and uncertainties and, in some cases, are based upon various factors beyond Dycam's control. These factors include, among other things, the ability of Forever Yours Inc., a key strategic partner, to execute its business plan for the purchase and utilization of Dycam's digital cameras pursuant to their existing agreement, the ability of SOV to continue to service its outstanding indebtedness owed to Dycam, the market reception for digital cameras in general and Dycam's products specifically, the impact of competition from other companies in the digital camera industry, developments which may render Dycam's products and services obsolete or less attractive, Dycam's financial constraints, and overall economic conditions.

Results of Operations

   Three months ended June 30, 1996 compared to the three months ended June 30,
   ----------------------------------------------------------------------------
1995
- - ----

   Total revenues for the three months ended June 30, 1996 were $670,000. Total revenues increased $249,000 (59%) from revenues of $421,000 for the three months ended June 30, 1995. The increase in revenue was primarily associated with increased camera sales and contract engineering services. Revenues from camera sales were $601,000 (90% of total revenue) in the three months ended June 30, 1996 as compared to $402,000 in 1995 (95% of total revenue). Revenues from contract engineering were $67,000 (10% of revenue) in the period as compared to $15,000 (4% of total revenue) of contract engineering revenues in the same period of 1995. Pursuant to a license fee deferral agreement executed in May 1996 between Dycam and Forever Yours Inc., payment of certain license revenues due Dycam from Forever Yours may be accrued by Forever Yours until April 1997. Such fees amounted to approximately $37,000 in the three months ended June 30, 1996, and will not be recognized by Dycam until payment is received.

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

   Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues for the three months ended June 30, 1996 were 43%, compared to 49% in the three months ended June 30, 1995, primarily as a result of increased revenues from mature camera product sales with lower margins. Gross margins may continue to remain at lower levels if the Company's custom products business does not contribute a significant portion to the Company's revenues.

   Selling, general and administrative expenses consist of administrative expenses at the Company headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent, and occupancy costs. Selling, general and administrative expenses increased $37,000 for the three months ended June 30, 1996 to $313,000 (47% of revenues) from $276,000 (66% of revenues) for the same period in 1995. The increase resulted primarily from increases in marketing and sales activities.

   Product development and research expenses decreased $51,000 to $139,000 (21% of revenues) in the three months ended June 30, 1996 compared to $190,000 (45% of revenues) in the same period of 1995. This decrease is attributable to reductions in personnel, and the completion of certain developments of products introduced for sale in 1995, including the camera developed in conjunction with Forever Yours, Inc. The Company believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

   Inventories decreased by $104,000 to $594,000 at June 30, 1996 when compared to December 31, 1995, primarily as a result of the increase in camera shipments, including the Forever Yours camera system, and continuing sales of older products from inventory. The acceptance and success of the Forever Yours business is not yet assured, and if unsuccessful may result in lower than anticipated revenues for the Company and a write down of the carrying value of that unique inventory associated with the Forever Yours camera system.
Certain digital camera components and assemblies used by the Company, including standard digital cameras private labeled for the Company, must be ordered up to four months in advance to assure timely delivery. A strategic inventory of such components and assemblies is maintained by the Company, however, any disruptions in delivery or in the relationships with suppliers of such components could cause delays in the Company's camera production activities. The Company believes that its relations with its strategic suppliers are good.

   The net loss per common share was ($0.07) for the three months ended June 30, 1996 compared to net loss per common share of ($0.09) for the three months ended June 30, 1995.

   Six months ended June 30, 1996 compared to the Six months ended June 30, 1995
   -----------------------------------------------------------------------------

   Revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Sales during the six month period ended June 30, 1996 were $1,515,000. Total sales increased by $686,000 (83%) from $829,000 for the period ended June 30, 1995. The increase in revenue was due primarily to increased sales of camera equipment.

   Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues increased to 39% in the first six months of 1996, compared to 32% in the first six months of 1995, primarily as a result of the increase in camera and related accessory sales, and decreased start-up costs associated with the initial shipments of new products.

   Selling, general, and administrative expenses consist of administrative expenses at the company's headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent, and other occupancy costs. Selling, general, and administrative costs decreased by $8,000 for the first six months of 1996 to $598,000 (39% of revenues) from $606,000 (73% of revenues) for the first six months of 1995. The decrease resulted primarily from a decrease in the employee base of the company. Product development expenses decreased $91,000 to $298,000 (20% of revenues) for the six month period compared to $389,000 (47% of revenues) for the same period in 1995. The decrease is attributable to reductions in personnel, and the completion of certain developments of products introduced for sale in 1995, including the camera developed in conjunction with Forever Yours, Inc. Depreciation and amortization costs for the first six months of 1996 were $219,000.

   Net loss per common share was ($0.14) for the first six months of 1996 and ($0.25) for the first six months of 1995.

Liquidity and Capital Resources

   At June 30, 1996, Dycam had cash and short-term investments on hand of $1,118,000, down $256,000 from $1,374,000 at December 31, 1995.

   Accounts receivable, net of allowance for doubtful accounts of $5,000, increased $128,000 during the six months ended June 30, 1996 when compared to December 31, 1995.

   Camera equipment related to operating leases to Forever Yours, increased by $61,000 during the six months ended June 30, 1996. Such camera equipment will be depreciated over the life of the leases.

   Current liabilities during the six months ended June 30, 1996 increased by $42,000 to $241,000 as compared to $199,000 at December 31, 1995, primarily as a result of increases in accounts payable of $32,000.

   Dycam's working capital at June 30, 1996 was $1,742,000 a decrease of $283,000 when compared to $2,025,000 at December 31, 1995. Working capital decrease was primarily the result of net losses of $444,000. The current ratio at June 30, 1996 was 8.2 to 1 compared to 11.2 to 1 at December 31, 1995.

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

   Since the closing of the Rights Offering, Dycam has expended approximately $3,750,000 of the moneys raised in that offering, which amount includes the above-referenced $1,000,000 secured loan to Styles. Commencing in the second quarter of 1994, Dycam embarked on a program to market and sell its standard digital camera products to select markets. Although Dycam was able to generate short term increases in sales in these markets, it has determined that a large market does not currently exist for its standard digital camera systems. Consequently, during the first quarter of 1995, Dycam decided to de-emphasize the sale of its internally designed standard products and will, in the future, concentrate its efforts on custom product development, value added distribution of standard digital cameras produced by others for Dycam, and cooperative ventures. These cooperative ventures include Dycam's ongoing relationship with Forever Yours, for whom Dycam has developed a digital imaging system designed for taking photographs of newborn infants.

   Dycam anticipates that its operating and research and development activities in fiscal 1996 will continue to use cash and expects that its cash balance in fiscal 1996 will continue to decline. However, Dycam believes that its existing cash balances, the payments due under the intercompany loan and cash flow from operations will be sufficient to meet its cash requirements through March 1997, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. There is no assurance that such sources will be available.

                                  DYCAM INC.



                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Dycam Inc.



August 13, 1996                   By: John Edling



                                  /s/ John Edling
                                  ---------------------------
                                  John Edling, President
                                  and Chief Financial Officer