Form 10QSB
period 1996-09-30
DYCAM INC
filed 1996-11-12
CIK 850971

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB



  Mark One

     XX          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
------------
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1996

                                      OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                         YES      X            NO
                               ------               ------


   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     Common Stock, $.01 Par Value, 3,120,836 shares as of October 31, 1996

           Transitional Small Business Disclosure Format (Check one)

                         YES                   NO      X
                               -------              -------

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements


                                  DYCAM, INC.

                                BALANCE SHEETS

                              September 30, 1996


                                    ASSETS
                                    ------

                                                  Sept. 30, 1996  December 31, 1995
Current assets:
     Cash and cash equivalents                      $  925,000      $ 1,374,000
     Accounts receivable, net                          222,000          115,000
     Inventory                                         586,000          698,000
     Prepaid expenses and other current assets          31,000           37,000
                                                   -----------      -----------
            Total current assets                     1,764,000        2,224,000

Goodwill, net of accumulated amortization            4,819,000        5,027,000

Property and equipment, net                            444,000          452,000

Deposits                                                20,000           33,000

Note Receivable from Styles                          1,000,000        1,000,000
                                                   -----------      -----------

                                                   $ 8,047,000      $ 8,736,000
                                                   ===========      ===========


                     LIABILITIES AND STOCKHOLDERS'  EQUITY
                     -------------------------------------

Current liabilities:
     Accounts payable                              $   134,000      $   120,000
     Accrued payroll and related expenses               65,000           65,000
     Accrued expenses                                   24,000           14,000
                                                   -----------      -----------
            Total current liabilities                  223,000          199,000

Stockholders' equity
     Common stock (par value $.01)                      31,000           31,000
     Additional paid in capital                     10,710,000       10,710,000
     Retained earnings (deficit)                    (2,917,000)      (2,204,000)
                                                   -----------      -----------
           Total shareholders'  equity               7,824,000        8,537,000
                                                   -----------      -----------
               Total liabilities and
                 shareholders' equity              $ 8,047,000      $ 8,736,000
                                                   ===========      ===========

  The accompanying notes are an integral part of these financial statements.

                                  DYCAM INC.

                           STATEMENTS OF OPERATIONS

    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                Quarter ended                             Nine months ended

                                                      Sept. 30, 1996      Sept. 30, 1995         Sept. 30, 1996      Sept. 30, 1995
Revenues
     Camera Sales                                           $525,000            $400,000             $1,889,000          $1,207,000
     Contract engineering fees                               $43,000              $6,000               $176,000             $21,000
     License fees                                                 $0             $10,000                $18,000             $17,000
                                                      ---------------     ---------------        ---------------     ---------------
          Total Revenues                                    $568,000            $416,000             $2,083,000          $1,245,000
                                                      ---------------     ---------------        ---------------     ---------------

Cost of revenues
     Camera Sales                                            317,000             250,000              1,220,000             805,000
     Contract engineering fees                                15,000               9,000                 23,000              18,000
     License fees                                                                                        11,000
                                                      ---------------     ---------------        ---------------     ---------------
          Total cost of revenues                             332,000             259,000              1,254,000             823,000
                                                      ---------------     ---------------        ---------------     ---------------

Gross profit                                                 236,000             157,000                829,000             422,000

Operating expenses:
     Selling,  general & administrative expenses             291,000             292,000                889,000             898,000
     Research and Development                                137,000             190,000                435,000             579,000
     Depreciation and amortization                           113,000              83,000                334,000             250,000
                                                      ---------------     ---------------        ---------------     ---------------
          Total operating expenses                           541,000             565,000              1,658,000           1,727,000
                                                      ---------------     ---------------        ---------------     ---------------

Loss from operations                                        (305,000)           (408,000)              (829,000)         (1,305,000)

Non - operating income                                        36,000              80,000                116,000             198,000
                                                      ---------------     ---------------        ---------------     ---------------
Loss before taxes                                           (269,000)           (328,000)              (713,000)         (1,107,000)

Provision for income taxes                                         0                   0                      0                   0
                                                      ---------------     ---------------        ---------------     ---------------


     Net loss                                              ($269,000)          ($328,000)             ($713,000)        ($1,107,000)
                                                      ===============     ===============        ===============     ===============

Net income (loss) per share:                                  ($0.09)             ($0.11)                ($0.23)             ($0.35)


Weighted average shares of common
stock outstanding                                          3,120,836           3,120,836              3,120,836           3,120,836


  The accompanying notes are an integral part of these financial statements.

                                  DYCAM INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE YEAR ENDED 1995 AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                                        Common Stock
                                  --------------------------   Additional     Accumulated      Stockholders
                                     Shares         Amount     Paid-in Cap.     Deficit           Equity
                                  ------------   -----------  -------------   -----------     --------------
Balance at December 31, 1994         3,120,836       $31,000    $10,710,000     ($852,000)       $9,889,000

Net loss                                                                       (1,352,000)       (1,352,000)

Balance at December 31, 1995         3,120,836        31,000     10,710,000    (2,204,000)        8,537,000

Net loss for first nine months                                                   (713,000)         (713,000)
                                  ------------   -----------  -------------   -----------     --------------
Balance at September 30, 1996        3,120,836        31,000     10,710,000    (2,917,000)        7,824,000


                                  DYCAM INC.

                            STATEMENT OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995


                                                                        Sept. 30, 1996   Sept. 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net Income                                                           ($713,000)       ($1,107,000)
                                                                          ----------       ------------
     Adjustments to reconcile Net Income (loss)
     to Net Cash provided by (used in) operating activities:
        Depreciation                                                        126,000             44,000
        Amortization of goodwill                                            208,000            208,000
        Allowance for doubtful accounts
        Changes in assets and liabilities:
         (Increase) / decrease in accounts receivable                      (107,000)          (140,000)
         (Increase) / decrease in royalty receivable                              0                  0
         (Increase) / decrease in inventories                               112,000           (234,000)
         (Increase) / decrease in prepaid expenses                            6,000                  0
         (Increase) / decrease in other current assets                            0                  0
         Increase / (decrease) in accounts payable                           14,000            (34,000)
         Increase / (decrease) in accounts payable-intercompany                   0           (129,000)
         Increase / (decrease) in accrued expenses                           10,000            (56,000)
         Increase / (decrease) in accrued payroll and related expenses            0                  0
         Increase / (decrease) in deferred revenue                                0                  0
         Increase / (decrease) in income taxes payable                            0                  0
                                                                           --------      -------------
                    Total adjustments                                        35,000           (593,000)
                                                                           --------      -------------
     Net cash provided by operating activities                             (344,000)        (1,448,000)
                                                                           --------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

         (Increase) / decrease in property and equipment                   (118,000)          (173,000)
         (Increase) / decrease in Note receivable from SOV                        0           (500,000)
         (Increase) / decrease in deposits                                   13,000            (21,000)
                                                                           --------        -----------
         Net cash used in investing activities                             (105,000)          (694,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Offering Expenses                                                        0                  0
         Issuance of common stock                                                 0                  0
                                                                           --------         ----------
         Net cash provided by financing activities                                0                  0

NET INCREASE / (DECREASE) IN CASH                                          (449,000)        (2,142,000)

CASH, BEGINNING BALANCE                                                  1,374,000          3,715,000
                                                                          ---------         ----------
CASH, ENDING BALANCE                                                       $925,000         $1,573,000
                                                                          =========         ==========

  The accompanying notes are an integral part of these financial statements.

                                  DYCAM INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General

The accompanying unaudited interim financial statements of Dycam Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1995 as filed with the U.S. Securities and Exchange Commission.

Property and Equipment

Included in property and equipment is camera equipment held under lease to a subsidiary of Styles in the amount of $244,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Dycam assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill is being amortized on a straight-line basis over the expected 20 year life. Goodwill amortization of $208,000 was recorded for the nine months ended September 30, 1996 and 1995, respectively. At September 30, 1996 no impairment of goodwill was determined by management.

Revenue Recognition

Revenue from camera sales is recognized upon shipment of products. Contract engineering fees are recognized when the service is performed. Approximately $100,000 in certain license fee revenues from a subsidiary of Styles have been deferred and will be recognized when received. All other license fee revenue is recognized when earned. Revenue from camera equipment leased to a subsidiary of Styles is included in camera sales and is being recognized when earned.

                                  DYCAM INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

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


NOTE 2 - CONCENTRATIONS
-----------------------

Major Customers/Vendors

One customer accounted for 20% of camera sales for the three months ended September 30, 1996, and a second customer accounted for 11% of camera sales. One customer accounted for 10% of camera sales for the nine month period ended September 30, 1996. One customer accounted for 12% of camera sales for the three month period ended September 30, 1995. No customer accounted for more than 10% of camera sales for the nine month period ended September 30, 1995.

One customer accounted for $33,000 of contract engineering fees (77% of contract engineering fees) for the three months ended September 30, 1996, and $156,000 of contract engineering fees (89% of contract engineering fees) for the nine months ended September 30, 1996.

Dycam purchased materials from one vendor for $770,000 which represented 65% of all materials purchased during the nine months ended September 30, 1996. Dycam purchased materials from this same vendor for $175,000 and $36,000, which represented 57% and 10% of all materials purchased during the three months ended September 30, 1996 and 1995, respectively. Substantially all of such purchases are related to standard digital cameras private labeled and packaged to Dycam specification by the manufacturer.

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

                                  DYCAM INC.

NOTE 3 - TRANSACTIONS WITH STYLES
---------------------------------

Note Receivable from Styles on Video Inc.

On December 14, 1994, Dycam loaned to Styles $500,000. On January 25, 1995, Dycam loaned an additional $500,000 to Styles. Styles signed an amended and restated promissory note dated January 25, 1995 for the full $1,000,000 note, bearing interest at 2% above a bank's prime rate, interest payable monthly, with a maturity date of September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998, and fixed the interest rate at 10%. The interest is payable monthly. The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. Interest income of approximately $25,000 is included in the accompanying September 30, 1996 statement of operations related to the Styles loan. The carrying amount of the note receivable approximates its fair market value at December 31, 1995.

Accounts Receivable From Subsidiary of Styles

Included in accounts receivable at September 30, 1996 is approximately $137,000 due from a subsidiary of Styles.

Revenues

Included in the accompanying September 30, 1996 statement of operations under camera sales is approximately $53,000 of revenues related to camera equipment leased to a subsidiary of Styles.

Deferred revenues

Commencing April 1996, Dycam and a subsidiary of Styles entered into an agreement to defer certain license revenues due Dycam for a period of up to 12 months. Such revenues will be recognized when received. As of September 30, 1996, approximately $100,000 had been deferred under this agreement.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at September 30, 1996 consists of the following:

         Machinery and equipment           $293,000
         Camera equipment                   306,000
         Office equipment                   112,000
                                           --------
                                            711,000


         Less:  accumulated depreciation   (267,000)
                                           --------

                                           $444,000
                                           --------


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

Results of Operations

   Three months ended September 30, 1996 compared to the three months ended
   ------------------------------------------------------------------------
September 30, 1995
------------------

   Total revenues for the three months ended September 30, 1996 were $568,000. Total revenues increased $152,000 (37%) from revenues of $416,000 for the three months ended September 30, 1995. The increase in revenue was primarily associated with increased camera sales and contract engineering services. Revenues from camera sales were $525,000 (92% of total revenue) in the three months ended September 30, 1996 as compared to $400,000 in 1995 (96% of total revenue). Revenues from contract engineering were $43,000 (8% of revenue) in the period as compared to $6,000 (1% of total revenue) of contract engineering revenues in the same period of 1995. Pursuant to a license fee deferral agreement executed in May 1996 between Dycam and Forever Yours Inc., payment of certain license revenues due Dycam from Forever Yours may be accrued by Forever Yours until April 1997. Such fees amounted to approximately $56,000 in the three months ended September 30, 1996, and will be recognized by Dycam when payment is received.

   Dycam continues to pursue its standard product strategy by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital camera products, software, and accessories to selected target markets. Dycam, however, will continue to devote the majority of its engineering efforts to the custom product lines to exploit the opportunities to design products that combine custom built digital cameras with specialized software, hardware or packaging in order to satisfy an identified business opportunity. During 1995, Dycam devoted a substantial portion of its resources to pursuing custom and contract engineering business with the goal of generating future sales. One example of this strategy is Dycam's relationship with Forever Yours. Dycam believes that during 1997 a substantial portion of its revenues will be comprised of revenues derived from the sale of cameras to, and licensing revenues from, Forever Yours. The core element of the Forever Yours camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with Forever Yours.

   Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues for the three months ended September 30, 1996 were 42%, compared to 38% in the three months ended September 30, 1995, primarily as a result of increased leased camera revenues and engineering services. Gross margins may decline if the Company's custom products business does not contribute a significant portion to the Company's revenues due to lower gross margins from the standard product lines.

   Selling, general and administrative expenses consist of administrative expenses at the Company headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent, and occupancy costs. Selling, general and administrative expenses decreased $1,000 for the three months ended September 30, 1996 to $291,000 (51% of revenues) from $292,000 (70% of revenues) for the same period in 1995.

   Product development and research expenses decreased $53,000 to $137,000 (24% of revenues) in the three months ended September 30, 1996 compared to $190,000 (46% of revenues) in the same period of 1995. This decrease is attributable to reductions in personnel, and the completion of certain developments of products introduced for sale in 1995, including the camera developed in conjunction with Forever Yours, Inc. The Company believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

   Inventories decreased by $112,000 to $586,000 at September 30, 1996 when compared to December 31, 1995, primarily as a result of the increase in camera shipments, including the Forever Yours camera system, and continuing sales of older products from inventory. The acceptance and success of the Forever
Yours business is not yet assured, and if unsuccessful may result in lower than anticipated revenues for the Company and a write down of the carrying value of that unique inventory associated with the Forever Yours camera system. Certain digital camera components and assemblies used by the Company, including standard digital cameras private labeled for the Company, must be ordered up to four months in advance to assure timely delivery. A strategic inventory of such components and assemblies is maintained by the Company, however, any disruptions in delivery or in the relationships with suppliers of such components could cause delays in the Company's camera production activities. The Company believes that its relations with its strategic suppliers are good.

   The net loss per common share was ($0.09) for the three months ended September 30, 1996 compared to net loss per common share of ($0.11) for the three months ended September 30, 1995.

   Nine months ended September 30, 1996 compared to the Nine months ended
   ----------------------------------------------------------------------
September 30, 1995
------------------

   Revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Sales during the nine month period ended September 30, 1996 were $2,083,000. Total sales increased by $838,000 (67%) from $1,245,000 for the period ended September 30, 1995. The increase in revenue was due primarily to increased sales of camera equipment.

   Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues increased to 40% in the first nine months of 1996, compared to 34% in the first nine months of 1995, primarily as a result of the increase in camera and related accessory sales, and decreased start-up costs associated with the initial shipments of new products.

   Selling, general, and administrative expenses consist of administrative expenses at the company's headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent, and other occupancy costs. Selling, general, and administrative costs decreased by $9,000 for the first nine months of 1996 to $889,000 (43% of revenues) from $898,000 (72% of revenues) for the first nine months of 1995. The decrease resulted primarily from a decrease in the employee base of the company. Product development expenses decreased $144,000 to $435,000 (21% of revenues) for the nine month period compared to $579,000 (47% of revenues) for the same period in 1995. The decrease is attributable to reductions in personnel, and the completion of certain developments of products introduced for sale in 1995, including the camera developed in conjunction with Forever Yours, Inc. Depreciation and amortization costs for the first nine months of 1996 were $334,000.

   Net loss per common share was ($0.23) for the first nine months of 1996 and ($0.35) for the first nine months of 1995.

Liquidity and Capital Resources

   At September 30, 1996, Dycam had cash and short-term investments on hand of $925,000, down $449,000 from $1,374,000 at December 31, 1995.

   Accounts receivable, net of allowance for doubtful accounts of $5,000, increased $107,000 during the nine months ended September 30, 1996 when compared to December 31, 1995.

   Camera equipment related to operating leases to Forever Yours, increased by $105,000 during the nine months ended September 30, 1996. Such camera equipment will be depreciated over the life of the leases.

   Current liabilities during the nine months ended September 30, 1996 increased by $24,000 to $223,000 as compared to $199,000 at December 31, 1995, primarily as a result of increases in accounts payable of $14,000.

   Dycam's working capital at September 30, 1996 was $1,541,000 a decrease of $484,000 when compared to $2,025,000 at December 31, 1995. Working capital decrease was primarily the result of net losses of $713,000. The current ratio at September 30, 1996 was 7.9 to 1 compared to 11.2 to 1 at December 31, 1995.

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

   Since the closing of the Rights Offering, Dycam has expended approximately $4,000,000 of the moneys raised in that offering, which amount includes the above-referenced $1,000,000 secured loan to Styles. Commencing in the second quarter of 1994, Dycam embarked on a program to market and sell its standard digital camera products to select markets. Although Dycam was able to generate short term increases in sales in these markets, it has determined that a large market does not currently exist for its standard digital camera systems. Consequently, during the first quarter of 1995, Dycam decided to de-emphasize the sale of its internally designed standard products and will, in the future, concentrate its efforts on custom product development, value added distribution of standard digital cameras produced by others for Dycam, and cooperative ventures. These cooperative ventures include Dycam's ongoing relationship with Forever Yours, for whom Dycam has developed a digital imaging system designed for taking photographs of newborn infants.

   Dycam anticipates that its operating and research and development activities in fiscal 1996 will continue to use cash and expects that its cash balance in fiscal 1996 will continue to decline. However, Dycam believes that its existing cash balances, the payments due under the intercompany loan, payments due for deferred license revenues, and cash flow from operations will be sufficient to meet its cash requirements through September 1997, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. There is no assurance that such sources will be available.

                                  DYCAM INC.



                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Dycam Inc.



November 6, 1996                     By: John Edling



                                     /s/ John Edling
                                     ---------------
                                     John Edling, President
                                     and Chief Financial Officer