Form 10KSB40
period 1996-12-31
DYCAM INC
filed 1997-03-31
CIK 850971

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                        COMMISSION FILE NUMBER 1-13160

                                  DYCAM INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                             95-4202424
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                9414 ETON AVENUE, CHATSWORTH, CALIFORNIA 91311
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                        REGISTRANT'S TELEPHONE NUMBER,
                      INCLUDING AREA CODE  (818) 998-8008

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 COMMON STOCK

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO ___.

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

      AT MARCH 10, 1997, THERE WERE OUTSTANDING 3,120,836 SHARES OF THE COMMON STOCK OF REGISTRANT, AND THE AGGREGATE MARKET VALUE OF THE SHARES HELD ON THAT DATE BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE ($.50 PER SHARE) OF THE REGISTRANT'S COMMON STOCK ON THE AMERICAN STOCK EXCHANGE, INC. ON MARCH 10, 1997, WAS $513,105. FOR PURPOSES OF THIS COMPUTATION, IT HAS BEEN ASSUMED THAT THE SHARES BENEFICIALLY HELD BY DIRECTORS AND OFFICERS OF REGISTRANT WERE "HELD BY AFFILIATES"; THIS ASSUMPTION IS NOT TO BE DEEMED TO BE AN ADMISSION BY SUCH PERSONS THAT THEY ARE AFFILIATES OF REGISTRANT.

                      DOCUMENTS INCORPORATED BY REFERENCE

      PORTIONS OF REGISTRANT'S PROXY STATEMENT RELATING TO ITS 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III AND THIS ANNUAL REPORT.
--------------------------------------------------------------------------------

                                  DYCAM INC.
                             CROSS-REFERENCE SHEET


     The following items in Part III of Registrant's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996 are incorporated herein by reference to Registrant's Proxy Statement and appear therein under the section headings indicated below:

Item                                 Form Heading             Section Heading
-----------------------------   -----------------------   -----------------------
9.                              Directors' Executive      Proxy Statement -
                                Officers, Promoters       Election of Directors
                                and Control Persons;      - Information with
                                Compliance With           respect to Nominees,
                                Section 16(a)  of the     Directors and
                                Exchange Act              Executive Officers

10.                             Executive Compensation    Proxy Statement -
                                                          Management -
                                                          Compensation of
                                                          Executive Officers


11.                             Security Ownership of     Proxy Statement -
                                Certain Beneficial        Principal Stockholders
                                Owners and Management

12.                             Certain Relationships     Proxy Statement -
                                and Related               Management - Certain
                                Transactions              Relationships and
                                                          Related Transactions

                                    PART I

     Certain statements made in this Form 10K which are not historic facts constitute forward looking statements within the meaning of the Securities Reform Act of 1995. Such forward looking statements involve risks and uncertainties and, in some cases, are based upon various factors beyond Dycam's control. These risks and uncertainties include, among other things, the ability of Styles on Video to continue to service its outstanding indebtedness owed to Dycam, the market reception for digital cameras in general and Dycam's products specifically, the impact of competition from other companies in the digital camera industry, developments which may render Dycam's products and services obsolete or less attractive, Dycam's ability to finance growth from its working capital, and its ability to obtain third party financing if its working capital is not sufficient to meet its needs. Furthermore, Styles on Video and Hasco International ("Hasco"), have entered into a definitive agreement under which substantially all of the assets of Forever Yours are to be purchased by Hasco. Concurrently with the closing of this asset purchase transaction, Dycam and Hasco will enter into a 3 year agreement under which Dycam will receive quarterly payments for continuing camera maintenance and development services, and camera lease payments from certain leased camera payment obligations assumed by Hasco. Payment of deferred license fees due Dycam from Forever Yours is expected to be satisfied from the proceeds of the Forever Yours sale. This transaction and the continuing agreement with Hasco may result in substantially lower revenues to Dycam than would have been realized under the original agreements with Forever Yours.

The company believes that its existing cash balances, the payments due under the intercompany loan, payments of the accrued license fees and receivables from the sale of Forever Yours, and cash flow from operations will be sufficient to meet its cash requirements through September 1997, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 1.  DESCRIPTION OF BUSINESS.

     Dycam Inc. ("Dycam"), a Delaware Corporation formed in 1988, designs, manufactures, distributes, and sells digital cameras and associated hardware and software products primarily for use with personal computers. Ultimately serving the same purpose as a film camera or camcorder; digital cameras are designed to capture and preserve digital pictures for future use or reference. These digital pictures can be displayed, saved, transmitted, printed, or incorporated into electronic documents by computer. Products currently being sold by Dycam include battery powered (portable) and stationary digital cameras, digital camera subsystems and modules, various electronic camera accessories, and both commercial and proprietary software for digital camera management. Dycam also offers sophisticated editing, formatting, storage, and printing software, and provides software integration tools to third parties who wish to utilize Dycam products in their own systems. Additionally, Dycam provides engineering services in order to design electronic photography systems that meet a customer's unique imaging needs, and also licenses the rights to manufacture and sell digital cameras which use Dycam technology.

     Dycam was incorporated in Delaware in 1988 and has been providing standardized and custom designed digital imaging solutions to a variety of customers and markets since 1991. Dycam was acquired by Styles on Video, Inc., a Delaware corporation ("Styles") in February 1994. Effective June 21, 1994, Dycam effected an underwritten Rights Offering of 1,000,000 shares of its Common Stock. From and after the close of the Rights Offering, Styles owned approximately 61% of Dycam's common stock.

BUSINESS STRATEGY

     As a result of strategic alliances, value added distribution, and its own continuing research and development efforts, Dycam has developed a product line of standard and custom digital cameras as well as supporting software and accessory products which can be used to augment the capabilities of such cameras. The standard product line affords Dycam's customers the opportunity to select a digital camera and accessory package which is appropriate for the general purpose needs of the customer. Dycam's standard product strategy is to continue to participate in the growth of this market segment by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital camera products, software, and accessories. Since the fourth quarter of 1994, Dycam has elected to reorient its market strategy and to de-emphasize internally developed standard products in favor of purchased standard products wherever possible. To this end, in July 1995, Dycam announced the availability of the Model 10-C, a 640 X 480 color digital camera with power zoom lens and removable memory cards. This product, built to Dycam specification by a major camera manufacturer, is intended to provide a solution for the professional markets requiring the use of images with documentation such as property appraisal, insurance claims, and law enforcement, and has been well received. Although Dycam continues to believe that, where a clear cost and performance advantage can be shown, many customers within the targeted industries will prefer Dycam branded products in order to economically provide a range of digital camera products suitable for specific industry applications, Dycam has expanded its support for the resale of digital camera products manufactured and branded by third parties such as Kodak and Sony. Although Dycam will continue to provide standard products and expects such standard product sales to grow, its internal development resources will be largely focused on the provision of specialty imaging solutions.

The custom product line enables Dycam to work closely with certain customers (including its strategic partners) to design products that combine custom built digital cameras with specialized software, hardware, or packaging in order to satisfy a particular business opportunity. Dycam's custom product strategy is to design and market application specific digital camera products or systems that are suited to the needs of customers whose operations benefit from the capture, storage, and delivery of digital images, and Dycam intends to focus its custom product resources on providing these imaging solutions to its customers and strategic partners.

TECHNOLOGY AND INDUSTRY OVERVIEW

     Digital photography combines electronic photography with computer technology to capture, create, alter, store and display digital images. In digital photography, the image is created by light passing through the lens of the digital camera and landing on a photosensitive silicon detector, typically a charge-coupled device ("CCD"). The CCD is an analog semiconductor device primarily comprised of discrete pixel elements, the number of which determine the resolution of the captured image. When a picture is taken, the digital camera's electronics convert the analog image captured in the CCD to a digital form which can be adjusted, compressed, and conveyed to the camera's memory, hard drive or other storage medium. The digital image can be downloaded to a personal computer and can be manipulated or enhanced using imaging software. A hard copy of the image can be printed using any standard printer attached to the computer.

     Although digital cameras are currently used primarily by business professionals and early technology adopters, industry experts believe that digital cameras will become an increasingly common accessory for the personal computer./1/ Digital cameras eliminate many of the time delays and costs associated with conventional and instant film photography by eliminating the need for film purchases, chemical processing, and the costs associated therewith. Thus, with digital cameras, images can be taken and processed within seconds and, if desired, retaken on the spot. Moreover, digital photographs can be easily incorporated into computer generated forms and records, yielding a more aesthetically pleasing computer generated product and potentially lowering documentation costs.

PRODUCTS AND CUSTOM DESIGN

     PRODUCTS

     Dycam was founded in 1988 to provide improved methods of using electronic photography with computers and is a leader in the design and development of digital cameras. Dycam introduced one of the first low cost digital cameras in 1991 and today manufactures, distributes, and markets several models. Most of Dycam's branded cameras are programmable and contain control software that allows them to be programmed from the host computer to perform specific functions. Each camera can also, to varying degrees, be custom-ordered and configured to the customer's specifications. All of Dycam's internally designed cameras can be made modem-compatible and can be used with accessory lenses or custom optics. The ability to use custom optics, accessory lenses, and filters allows the camera to produce desired results in many different applications.

-----------------
/1/  An industry report entitled Digital Still Photography in Business
                                 -------------------------------------
Information Management published by The Concord Consulting Group in September,
----------------------
1995.

     Each of Dycam's branded portable digital camera models operates in essentially the same manner. The photographer merely points and shoots at the image he wishes to capture; exposure, focus and flash are all automatic. Except for Dycam's modular digital cameras (described below) which can utilize the power source of the computer to which they are attached or other external power sources, Dycam's cameras are battery powered and rechargeable. Depending on desired image quality and memory configuration, up to several hundred pictures at a time can be captured and stored in the camera. These pictures can be downloaded immediately or at the convenience of the user to a host computer. Dycam offers both color and gray-scale cameras. Color cameras are appropriate, for example, for taking pictures of people and other subjects where color is an important component of the picture. Where color is not a necessity (or where, for example, the production of a color hard copy of the image is not possible due to the lack of a color output device), the gray-scale camera is preferable, because a gray-scale camera produces a higher resolution image at the same pixel count than does the color camera. In addition, the cameras are capable of storing in excess of twice as many gray-scale images as color images, because gray-scale images may be more efficiently compressed.

     Once a picture has been taken, the image can be downloaded into a personal computer by connecting the camera to one of the computer's standard I/O ports, typically a serial port. Images can also be downloaded into a computer from a remote location by modem. Once the necessary software (provided with the camera) is loaded into the host computer and the image has been downloaded, the image can be displayed on the computer's monitor. Using image editing and formatting software, the user can then edit and manipulate the image on the screen by cropping, enlarging, removing defects and adding text. The resulting image can be stored and hard copy prints produced using a variety of commercially available printers.

     Dycam also provides software support for its branded cameras, including basic applications that load, display, edit, print and save images for DOS, Windows and Macintosh environments. Dycam markets image editing software which has the ability to resize, balance, and enhance the images produced by its cameras. Dycam also markets more sophisticated formatting software which allows users to stitch or add text to the digital photographic image as well as incorporate such image in reports and other texts. Additionally, Dycam develops unique software packages which allow its various cameras to be utilized for individualized customer-mandated functions.

     The Modular Digital Camera. Dycam's first modular digital camera, known as the Gator, was developed and manufactured as a joint effort by Dycam, IBM and the University of Florida and introduced in September 1993. See "- Strategic Alliances." Since that time, Dycam's modular digital camera designs have evolved considerably, and have become the primary vehicle for Dycam's custom engineering work. Dycam's modular digital cameras can be easily reconfigured or adapted for use with a variety of optical systems, computer interfaces, and power supplies and are versatile enough to stand alone, function as a component of a system, or attach to notebook, tablet and desktop computers. When attached directly to a computer the modular cameras can utilize the host computer's power supplies (or an optional battery pack), display functions, and memories, and can be externally mounted on or embedded in a notebook or tablet computer. As the camera is pointed at the desired subject, a smaller-sized image is displayed on the computer's screen. For standalone applications, a digital to video subsystem and standard video monitor can be used to preview images. When the user is satisfied with the image, he or she may take a full size picture. Dycam manufactures and markets both gray-scale and color versions of the modular camera, which retail for between $495 and $1,995 depending upon resolution and features.

     The Model 3 Digital Cameras. The Model 3 was introduced in 1992, and represents the second generation of gray-scale digital camera developed and manufactured by Dycam. The Model 3XL, which has increased battery capacity and more image memory than the Model 3, is capable of taking and storing up to 500 pictures on a single battery charge. A color filter system is available for use with both the Model 3 and Model 3XL, which filter system provides 24 bit color images with very good quality. However, the color filter system is only appropriate for capturing still life images using a tripod in that it essentially operates by taking three separate pictures with red, green and blue filters, which pictures are then combined by software to create one image. The Model 3 sells for a list price of approximately $695 and the Model 3XL sells for a list price of approximately $895; such prices include the camera, Macintosh, DOS or Windows software, host adapter, cables and battery charger. The Model 3 and Model 3XL cameras are primarily designed for sale to end-users who do not require a great deal of custom modifications to their cameras.

     The Model 4 Digital Cameras. The Model 4 was introduced in October 1993, and represents the second generation of 24 bit color digital cameras developed and manufactured by Dycam. Like the Model 3 and Model 3XL, the Model 4 and the Model 4XL are pocket sized and self-contained with a digital image output of 496 by 365 pixels. The Model 4 is capable of taking up to 100 pictures and storing between 8 and 24 pictures on a single battery charge.

The Model 4XL is capable of taking and storing up to 300 pictures in a single battery charge. The Model 4 sells for a list price of approximately $795 and the Model 4XL sells for a list price of approximately $995; such prices include the camera, Macintosh, DOS or Windows imaging software, host adapter, cables and battery charger. This camera is also designed for and marketed to the end-user who does not require a great deal of custom modifications to their camera.

     Model 10-C Camera. In July 1995, Dycam introduced a 640 X 480 24 bit color digital camera with power zoom lens and removable flash memory cards manufactured to the Company's specifications by a third party. This product is intended to provide a solution for the professional markets requiring the use of images with documentation such as property appraisal, insurance claims, and law enforcement, and has been well received. The retail price of the basic camera is $699 and a variety of accessories are offered. In the February 6, 1996 issue of PC Magazine, competing against products such as the Kodak DC-40, Logitech Fotoman Pixtura, Casio QV-10, Chinon ESC-3000, and Apple Quicktake 150, the Dycam Model 10-C won the prestigious PC Magazine Editors Choice award for digital cameras selling at less than $1,000. Although Dycam continues to sell the Model 10-C, the Company is actively searching for a follow-on product to serve this market segment.

     Accessory Products. Dycam continues to offer a variety of accessory products designed to fulfill the needs of the digital photographer. These products include Flash Memory cards, carrying cases, editing software, portable power supplies, cable adapters , a portable desk stand which connects the camera to the host computer and a complement of lenses. Accessory lenses, which can be attached to either the standard lens or the variable focus lenses, include telephoto, wide angle, and close-up lenses. These lenses range in price from $89 for a wide angle or telephoto lens to $159 for a super close-up lens kit which includes 3 lenses.

     PRODUCT DEVELOPMENT ACTIVITIES

     During 1996 Dycam expended approximately $551,000 on product development and engineering activities. Approximately 10% of such moneys were devoted to the development of products which were intended to be sold into standard markets, including the Model 10-C product. Approximately 50% of such moneys were devoted to the development of products for use by Dycam's strategic partners, including the development of an improved Forever Yours, Inc. ("Forever Yours") imaging system. The remaining product development funds were devoted to the following projects:

     Enhanced Modular Camera. Since the first quarter of 1995, Dycam has devoted its primary modular camera product development activities to software enhancements, custom versions of the existing products, and the development of higher resolution models. Development of a 640 X 480 resolution grayscale modular camera was completed during the fourth quarter of 1996, and Dycam expects that this camera will retail for between $595 and $1,995, depending on the camera's configuration. Development of a color version of the 640 X 480 modular camera is expected to be completed in the second half of 1997, and higher resolution grayscale and color versions are in the planning stages.

     Model 5 and Model 6 Cameras. During 1996 Dycam continued development of the next generation of the Model 3 and Model 4 cameras, the Model 5 gray-scale camera and the Model 6 color camera. These cameras are intended to offer a higher level of component integration, a lower level of power consumption and resolution which is comparable to the Model 3 and Model 4 cameras. During the fourth quarter of 1996 Dycam consolidated the development of these cameras with the Model 5v and Model 6v platform cameras as discussed further below.

     PCMCIA Camera. Dycam continues to research the feasibility of developing a camera which would attach to mobile computers and various accessories via a PCMCIA interface. The PCMCIA interface was established by an industry association, the Personal Computer Memory Card International Association, to provide a universal slot for optional functions on mobile computers, including connectivity, additional memory, modems and other purposes.

     Model 5v and Model 6v Cameras. During 1996 Dycam continued development of enhanced versions of the Model 5 and Model 6 camera platforms to include video output, allowing images captured by these cameras to be directly displayed on a television or video monitor. Images (including real time images) can be captured and displayed anywhere that a television or video monitor is available, with no need for a host computer. Additionally, the images can be stored either on digital or video recording media. This camera platform is designed for general purpose and specialty applications, including security or surveillance purposes, that require both digital and video output capability. Dycam anticipates that the development of certain specialized versions of these cameras will be completed in 1997.

     Model 7v and Model 8v Cameras. The battery powered Model 7v grayscale and Model 8v color camera platforms will feature the integration and improved performance of the Model 5v/6v line but will use the enhanced CCD currently being developed for use in the modular camera platform. Dycam cannot predict when Model 7v and Model 8v cameras will be available.

     ADC Cameras. During 1995 Dycam developed a specialized digital camera (Agricultural Digital Camera or ADC) and supporting software combination which allows the user to perform visible and near visible light spectrum band ratio analysis, an emerging science for determining the relative health of vegetation and for improving the management of water resources, pesticides, and fertilizers with agricultural crops. The ADC product was the result of ongoing product development and research activity with the United States Department of Agriculture ("USDA") and certain Universities.

     Multi-detector cameras. During 1996 Dycam developed a three detector (3
CCD) optical assembly for use with its modular digital camera platforms. The addition of this capability to the modular camera platforms has the potential to expand the applications served by Dycam's custom products, particularly where multi-spectral or high quality digital imaging is required. Dycam is currently conducting field trials of multi-detector digital cameras with certain customers and anticipates that development of a platform suitable for industrial or scientific imaging will be completed in the first half of 1997.

     CUSTOM SERVICES

     Dycam believes its primary strength lies in its ability to facilitate the use of both standard and custom digital cameras in a wide range of digital imaging applications. This is often accomplished by providing expertise and engineering services to parties who desire additional features, functions, or modifications to existing camera designs. Dycam has focused its custom design work on customers who have the potential to develop new markets, or where the application yields technology that Dycam's management feels has long term value. Dycam believes that its custom design work will help to open new markets for Dycam's products. Past customers have included IBM and the University of Florida for whom Dycam developed the first version of its modular digital camera; Northern Telecom for whom Dycam developed software to facilitate the use of digital images in low cost teleconferencing systems; Insurance Auto Auctions for which Dycam developed a variable focus optical assembly; and McQue for which Dycam developed a "ruggedized" (i.e., weather and tamper resistant) version of the Model 3 Camera for use in McQue's remote surveillance systems. Dycam is currently engaged or has recently completed custom projects for the following clients:

     Forever Yours. Dycam has developed a digital camera and imaging system for Forever Yours, a subsidiary of Styles, which is designed to be used for taking pictures of newborn babies. This product is a dedicated digital camera system designed for use in hospital environments, which produces digital images for transfer to a remote production site. This system allows the system's operators to rapidly and efficiently produce low cost customized images on high quality color photographic paper. See "Related Party Transactions." Styles and Hasco International ("Hasco") the leading domestic provider of hospital newborn photography services, have entered into a definitive agreement under which all of the assets of Forever Yours are to be purchased by Hasco. Concurrent to the closing of this asset purchase transaction, Dycam and Hasco will enter into a 3 year agreement under which Dycam will receive quarterly payments for continuing camera maintenance and development services, and camera lease payments from certain leased camera payment obligations assumed by Hasco. This transaction and the continuing agreement with Hasco may result in substantially lower revenues to Dycam than would have been realized under the original agreements with Forever Yours.

     USDA. Dycam has developed a camera system for the USDA which can be installed in field equipment, small aircraft, or RPV's (Remotely Piloted Vehicles) for use with a low cost imaging system designed to augment satellite images and field data in order to better manage water and agricultural resources. If this product gains wide scale acceptance it may improve the quality and timeliness of providing low cost information services to the farming community.

     Aquila Technologies Group, Inc. ("Aquila"). Aquila is a specialty technology organization that serves the government and defense industry. Dycam designs and manufactures specialized digital cameras for Aquila.

     Other. Dycam has designed and manufactured products for a German company, which products are primarily used in surveillance and observation activities. In addition, Dycam has developed software for use with digital cameras for a major camera manufacturer.

     STRATEGIC ALLIANCES

     Dycam believes that the opportunities presented by the digital camera industry warrant the use of strategic alliances. Historically, Dycam has entered into strategic alliances to help defray Dycam's research and development costs and to help Dycam market its products. Dycam has established the following strategic alliances.

     Forever Yours. Forever Yours was established to provide competitively priced rapidly produced digital photographic images of newborn infants. Forever Yours uses digital photography and an on or off site imaging system to take pictures of newborns in hospitals. Such photographs may be enhanced with the display of the infant's name, date of birth, birth weight and any other information the mother desires to include. In the second quarter of 1995, Dycam entered into an agreement with Forever Yours relating to the digital camera system used in Forever Yours's operations. Under its arrangement with Forever Yours, Dycam was to receive revenues from camera sales and leases to Forever Yours, as well as a royalty of 7.5% of Forever Yours's sales. Styles and Hasco International ("Hasco"), have entered into a definitive agreement under which all of the assets of Forever Yours are to be purchased by Hasco. Concurrent to the closing of this asset purchase transaction, Dycam and Hasco will enter into a 3 year agreement under which Dycam will receive quarterly payments for continuing camera maintenance and development services, and camera lease payments from certain leased camera payment obligations assumed by Hasco. Payment of deferred license fees due Dycam from Forever Yours is expected to be satisfied from the proceeds of the Forever Yours sale. This transaction and the continuing agreement with Hasco may result in substantially lower revenues to Dycam than would have been realized under the original agreements with Forever Yours.

     University of Florida Research Foundation. In June 1993, Dycam entered into an agreement with the University of Florida, a non-profit, tax-exempt organization, pursuant to which the University of Florida helped to fund the development of the first generation of Dycam's modular digital camera. Pursuant to this agreement, which terminated on August 31, 1993, the University of Florida paid Dycam a development fee for the development of a mobile computing camera for use in videoconferencing. Dycam also worked with the University of Florida in connection with the adaptation of compass information with images produced by digital cameras. Dycam is obligated to pay the University of Florida a royalty of 10% of software sales which incorporate the technology developed as part of this project.

     Aquila. Aquila is a specialty technology organization that serves government and the defense industry. Aquila obtained a license from Dycam to use and manufacture cameras based upon Dycam's technology for incorporation in Aquila-manufactured products. Pursuant to this agreement, Aquila is required to pay Dycam a royalty of $250 for each camera sold. To date, Aquila has not exercised its technology rights, choosing instead to purchase products which are manufactured to its specifications by Dycam.

     Dycam may from time to time enter into other strategic alliances with these or new strategic partners. Such strategic alliances may involve the development of new products or the marketing or distribution of its existing products.

MARKETING AND SALES

     Dycam has traditionally focused its marketing efforts primarily on the licensing of its digital camera technology assets to others, and on direct sales of digital cameras manufactured by the Company or purchased from third parties for resale. The Company believes that digital photography is a core enabling technology that allows visual communication and documentation to be more efficiently accomplished through both printed and electronic media. However, effective applications of the technology are dependent upon the successful marriage of computer and camera technologies in a manner which either improves an existing system or opens new business opportunities. In order to enhance the Company's presentation and sales of its products and services, Dycam has recently hired a new Vice President of Sales and Marketing who has been chartered with developing markets and customers that the Company can effectively serve with its technology assets and digital camera products. The Company believes that it may benefit from the increased demand for digital cameras and related technology services, and intends to significantly increase its visibility in the marketplace, with the goal of realizing increased sales.

During 1996, digital cameras for the first time achieved a level of maturity and performance sufficient to facilitate wholesale replacement of film based methods of capturing images, and the use of digital photography became commonplace in many professional and business applications. Approximately 35 new digital cameras were introduced in 1996 to the business professional and consumer markets, and several large multi-national consumer electronics and photographic products companies introduced their first digital cameras. While Dycam continues to sell Dycam branded products, in order to economically provide a range of digital camera products suitable for specific industry applications and avoid competing with companies having far greater financial resources, the Company has expanded its support for the resale of digital camera products manufactured and branded by third parties such as Kodak and Sony. Dycam continues to use its technical competencies and the knowledge gained in 1995 and 1996 to pin-point specific companies which may require its specialty services and to identify new market opportunities. Although Dycam will continue to provide standard products and expects such standard product sales to grow, its internal development resources will be largely focused on the provision of more specialized imaging solutions.

     DOMESTIC MARKET

     During 1996, Dycam's direct sales of cameras and other products accounted for approximately $2,236,000 in revenues (approximately 91% of total revenues), an increase of 34% over direct sales of $1,673,000 in 1995. Dycam currently offers for sale the Model 3, Model 3XL, Model 4, Model 4XL, Model 10-C, a wide range of standard digital cameras manufactured by third parties, and various modular cameras. The Model 3 camera was first sold in the second quarter of 1992. The Model 4 and modular cameras were both introduced in the fourth quarter of 1993. The Model 3XL and Model 4XL were both introduced in the third quarter of 1994. Dycam has sold approximately 8,000 digital cameras since the introduction of the its original digital camera, and licensees have sold approximately 50,000 additional cameras. In addition to its direct marketing efforts, Dycam also sells its camera products through resellers and value added resellers (such as The Programmers Shop, a technical mail order catalog for scientists and engineers), which sales accounted for approximately $250,000 in revenues (approximately 11% of total camera sales). During 1996, Dycam performed custom engineering work for several customers, which resulted in revenues of $203,000 (approximately 8% of Dycam's total revenues), an increase of 500% compared to such revenues of $34,000 in 1995.

     Additionally, Dycam has licensed the right to use its technology to Logitech and Forever Yours. Under its arrangement with Logitech, Dycam granted Logitech the nonexclusive right to manufacture and sell digital cameras utilizing Dycam's technology. The camera marketed by Logitech as the Fotoman Plus was Logitech's version of Dycam's Model 3 camera.. Under its arrangement with Forever Yours, Dycam was to receive revenues from camera sales and leases as well as license fees of 7.5% of Forever Yours's sales. For the year ended December 31, 1996, Dycam had revenues of approximately $16,000 (less than 1% of total revenues) derived from the Forever Yours license arrangement and an additional $159,000 in deferred license fees which were not recognized. In 1995 there were $23,000 in revenues related to the Forever Yours arrangement. Furthermore, Styles on Video and Hasco International ("Hasco") the leading domestic provider of hospital newborn photography services, have entered into a definitive agreement under which substantially all of the assets of Forever Yours are to be purchased by Hasco. Concurrent with the closing of this asset purchase transaction, Dycam and Hasco will enter into a 3 year agreement under which Dycam will receive quarterly payments for continuing camera maintenance and development services, and camera lease payments from certain leased camera payment obligations assumed by Hasco. Payment of the deferred license fees due Dycam from Forever Yours is expected to be satisfied from the proceeds of the Forever Yours sale. This transaction and the continuing agreement with Hasco may result in substantially lower revenues to Dycam than would have been realized under the original agreements with Forever Yours.

     INTERNATIONAL MARKETS

     International sales accounted for approximately $415,000 and $205,000, or approximately 17% and 12% of Dycam's revenues respectively, for the years ended 1996 and 1995. International sales have resulted from OEM agreements between Dycam and computer industry resellers located in Australia, Germany, Japan, Sweden, Denmark, and the United Kingdom. Pursuant to these agreements, the resellers purchase Dycam's products at a substantial discount and have no minimum sales requirements.

     ADVERTISING AND PROMOTION

     Dycam has traditionally relied on word of mouth advertising, press releases, and favorable reviews of its products in trade publications to promote its products. During the second half of 1994, Dycam substantially expanded its advertising and promotional activities. These expanded efforts were targeted towards potential customers of the Model 3 and Model 4 in those industries in which Dycam perceived the greatest need for the products (e.g., property appraisal and insurance claims). Dycam has advertised its products in various trade journals and government publications. Dycam also made substantial revisions its promotional materials. During 1996, Dycam attended six trade shows, primarily targeted at specialized industries. Dycam's products were also represented at CeBit, the largest international computer industry trade fair, by Dycam's German OEM reseller. Dycam expended approximately $120,000 on advertising and promotional activities in 1996, an increase of 18% when compared to the $102,000 expended in 1995. Its current advertising and promotional strategy is directed towards identifying and developing relationships with potential customers who have a need for specific digital imaging solutions, although sales of the standard products has indicated that sales increases may be generated by advertising in selected wide distribution computer publications, which may be due to the general emergence of the digital camera market and increased consumer awareness of the technology.

MANUFACTURING

     Dycam relies on outside contract electronic subassembly manufacturers to perform the majority of subassembly work related to its in-house produced cameras Currently, this electronic subassembly work is conducted by a manufacturer located near Dycam's headquarters. Dycam believes however, that there are several alternative manufacturers capable of performing this function to Dycam specifications. Dycam's manufacturing operations consist of final assembly (including the integration of Dycam's proprietary software), testing, and quality control. The majority of the components used in Dycam's cameras are purchased from outside vendors. Certain digital camera components and assemblies used by the Company, including standard digital cameras private labeled for the Company, are sole sourced and must be ordered up to four months in advance to assure timely delivery. A strategic inventory of such components and assemblies is maintained by the Company, however, any disruptions in delivery or in the relationships with suppliers of such components could cause substantial delays in the Company's camera production activities. The Company believes that its relations with its strategic suppliers are good.

CUSTOMER SUPPORT AND SERVICE

     Dycam is committed to providing timely, high quality technical support, which Dycam believes is an important component of maintaining customer satisfaction. Although Dycam offers no formal training in the use of its cameras, one of Dycam's employees, who is a trained software engineer, devotes all of his time to customer support related activities, including telephonic support relating to camera operation. Each camera sold by Dycam comes with a 180 to 365 day standard limited warranty. During 1996 Dycam serviced or replaced less than 5% of its cameras which were under warranty. Dycam attempts to complete all repairs or send out replacement products within 72 hours of the receipt of the defective product by Dycam. The Model 3, Model 3XL, Model 4 and Model 4XL batteries need to be replaced approximately every 24-36 months.

COMPETITION

     Dycam faces substantial competition in the design, distribution, manufacture and sale of digital cameras. The market for digital photography products is only beginning to emerge, and Dycam expects that competitors with substantially greater financial, technical, distribution and other resources will attempt to dominate the various segments of this market. Dycam believes that the digital photography market will be divided into three basic segments:
(i) custom products, (ii) document quality and consumer products (standard products) and (iii) professional products.

     The custom products market segment consists of products which are custom engineered to meet the unique image capturing needs of specific clients. Dycam believes that it is the only major manufacturer of digital cameras which devotes and intends to continue to devote a substantial portion of its resources to the production of custom products, and which is dedicated solely to providing digital cameras and digital imaging services. Dycam believes that its experience in custom designing cameras and imaging solutions for its customers will allow it to effectively compete in this market segment. Nevertheless, there can be no assurance that the other companies who manufacture digital cameras will not establish custom products divisions or that other specialty camera companies will not emerge.

     The document quality and consumer products (standard products) market segment consists of products which produce images which offer substantially less resolution than the images produced by traditional film cameras. Nevertheless, the images captured by products in this market segment are of sufficient quality to be used in lieu of traditional film photographs for documentation (e.g., appraisal reports, insurance adjusters' reports, personnel records, referring physician reports, newsletters and general databasing) and snap-shot purposes, and total industry sales of products designed to serve these markets increased substantially in 1996. Dycam's major competitors in this market segment include Apple, Canon, Kodak, Casio, Fuji, Olympus, Ricoh, Sony, and Epson, all of which announced new products in this market segment during 1996. Although Dycam's Model 10-C cameras, which compete in this market, have been highly rated in independent editorial reviews, there can be no assurance that competitive pressures will not result in further price reductions or other developments in the market segments in which Dycam competes. Consequently, there can be no assurance that Dycam will continue to compete effectively or that its products under development will continue to be competitive in this market segment. In order to continue to effectively serve the standard products market for digital cameras, Dycam has determined that it is in the best interests of the Company to either private label commercially available products or resell products manufactured by third parties.

     The professional products market segment consists of products which produce images with resolution comparable or superior to traditional film cameras. The products in this category are primarily designed to meet the needs of professional or studio photographers and currently includes Digital SLR products from Kodak, Canon, Nikon, Fuji, Minolta, and Sony. Kodak's DCS series of Professional Digital Cameras, which retail for $7,500 to $27,000 and are currently used primarily by photojournalists and professional photographers, are capable of quickly capturing high resolution color images and are good examples of this class of product. Digital Camera Backs such as those offered by Leaf and Dicomed, attach to the back of a large format camera and produce extremely high resolution color images; however, due to the lengthy image capture time required by these devices they are only useful for photographing still images. While Dycam does not presently intend to internally develop products to compete in this market segment, it will continue to add value to the above products and others to satisfy business opportunities in the professional segment.

COMPETING TECHNOLOGIES

     Although Dycam believes that digital photography is the wave of the future, digital cameras today compete with film photography, camcorders, digital camcorders, and still video cameras. Current competition also comes from alternative techniques for capturing an image and bringing the image into the computer such as flatbed scanners and hand scanners. Scanners can be expensive and complicated to use; however, they are capable of producing very high quality images. A "frame grabber" or "digitizer" is a board that may be installed in a computer to digitize a video image produced by a camcorder or still video camera. The resulting image is typically of relatively poor quality, however inexpensive versions sell for less than $200. Digital camcorders offer a combination of motion pictures and the capability of recording digital stills on analog tape, or connecting directly to a computer, but they are expensive, physically large, and complex when compared to digital still cameras. Kodak produces the Kodak Photo CD system which provides a mechanism for converting analog images (film) into digital images for storage on compact discs. Dycam believes that the Photo CD technology presents too many obstacles for the typical consumer because it requires not only the time and expense of film processing, but the further problem of locating a photo processor that has the expensive equipment required to copy the images to the CD. It is, however, a good solution for the commercial distribution of digital images, and business use has been increasing. Despite the various disadvantages of these alternative methods of image capture, there can be no guarantee that digital photography will gain widespread consumer acceptance.

PATENTS AND PROPRIETARY RIGHTS

     Dycam relies on a combination of patent, copyright, trademark protection and non-disclosure agreements to protect its proprietary rights. Dycam is the assignee of United States Patent 5,249,053, which covers certain technologies related to filmless digital cameras with selective image compression. In addition, Dycam has filed applications for several patents on the design of its camera, including applications covering camera flash and sequential color technologies; however, no assurance can be given that any such patents will be issued. Dycam also has domestic and international protection under copyright law for certain specialized components and software included in its cameras. Dycam regards the non-patented and non-copyrighted technology and know-how related to its products as proprietary trade secrets and attempts to protect them with confidentiality agreements with its employees and confidentiality provisions in its employee handbook and its various agreements with licensees and customers. Confidentiality agreements, however, may be difficult to enforce, and, despite the precautions Dycam has taken, it may be possible for third parties to copy aspects of Dycam's products or, without authorization, to obtain and use information which Dycam regards as proprietary. Dycam believes that the technical and creative skills and expertise of its technical staff and marketing and management personnel are more critical to Dycam's success than patent, copyright or trademark protection.

EMPLOYEES

     At December 31, 1996 Dycam employed 20 persons, three of whom were engaged in management and administration, six of whom were engaged in research and development, six of whom were engaged in manufacturing and production and five of whom were engaged in sales and marketing. None of Dycam's employees are represented by a collective bargaining agreement. Dycam believes its relations with its employees are good.

ITEM 2.  PROPERTIES.

     In April 1995, Dycam moved its principal executive offices and manufacturing facilities to 9414 Eton Avenue, Chatsworth, California 91311. The premises are approximately 15,000 square feet and are held under a lease which expires on January 31, 1998. The rental payments under this lease in 1996 were approximately $8,500 per month. Dycam believes that its new premises are sufficient for its current needs. For the year ended December 31, 1996, Dycam had net lease costs of approximately $102,000.

ITEM 3.  LEGAL PROCEEDINGS.

     As of March 20, 1996, there were no material pending legal proceedings to which Dycam was a party or to which any of its properties were subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on September 11, 1996. The following are the results of the voting on the proposals submitted to stockholders at the annual meeting.

     Proposal No. 1 - Election of Directors. The following individuals were elected as directors:

Name                                     For              Withheld
John Edling                           2,809,070             42,811
George Ismael                         2,808,970             42,911
James Alexiou                         2,809,270             42,611
Ann Graham Ehringer                   2,809,270             42,611
Barry Porter                          2,807,070             44,811
Marshall Geller                       2,807,070             44,811


     Proposal No. 2 - The proposal to amend the Company's 1994 Stock Incentive Plan was approved.

     For:  2,043,461    Against:  60,366   Abstain:  16,155

     Proposal No. 3 - The proposal to adjust the exercise price of certain option grants was approved.

     For:  2,747,284    Against:  62,403   Abstain:  26,535

     Proposal No. 4 - The proposal to ratify the selection of Corbin and Wertz as the Company's independent auditors for the year ended December 31, 1995 was approved.

     For:  2,822,153    Against:  10,593   Abstain:  19,135

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since July 18, 1995, Dycam's Common Stock has been traded on the American Stock Exchange, Inc. under the symbol, "DYC". The following table sets forth the range of high and low last sale prices per share for the Common Stock as quoted on the American Stock Exchange, Inc. for the periods indicated.

                                                     High           Low
                                                     -----         -----
Year Ended December 31, 1997
  First Quarter (through March 12, 1997)               7/8          7/16
Year Ended December 31, 1996
  First Quarter                                      1-3/8           1/2
  Second Quarter                                     1-3/8         11/16
  Third Quarter                                      1-1/8          7/16
  Fourth Quarter                                       3/4          7/16

     At March 12, 1997, there were approximately 79 beneficial holders of record of Dycam's Common Stock.

     Dycam has not paid cash dividends in its Common Stock and does not anticipate that it will do so in the near future. The present policy of Dycam is to retain earnings to finance the development of its operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Dycam commenced operations in April 1988, and was incorporated in Delaware on July 7, 1988. Dycam became a wholly owned subsidiary of Styles on February 7, 1994. Effective June 21, 1994, Dycam effected an underwritten Rights Offering of 1,000,000 shares of its Common Stock. From and after the close of the Rights Offering, Styles owned approximately 61% of Dycam's common stock. Since its inception, Dycam's business has been the design, manufacture and sale of digital cameras and associated hardware and software products primarily for use with personal computers. Substantially all of Dycam's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     Dycam's revenues are derived from the sale of digital cameras and supporting software and accessory products, contract engineering, and technology licensing fees. Dycam's revenues for the year ended December 31, 1996 were $2,455,000, an increase of $716,000 or 41% from revenues of $1,739,000 for the year ended December 31, 1995. The increase in revenue was primarily associated with increased camera sales. Revenues from camera sales were $2,236,000 (91% of total revenue) in 1996 as compared to $1,673,000 in 1995 (96% of total revenues). License fees from the Forever Yours agreement were approximately $176,000 in 1996 with $16,000 recognized and $160,000 deferred and accrued under a 12 month revenue deferral agreement entered into in April 1996. The deferred license revenues due Dycam from Forever Yours are expected to be satisfied from the proceeds of the sale of Forever Yours to Hasco International. Revenues from contract engineering in 1996 were $203,000 (8% of total revenues) as compared to $34,000 (2% of total revenues) in 1995.

Dycam intends to continue to pursue its standard product strategy by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital cameras products, software, and accessories to selected targeted markets. Dycam, however, will continue to increase its efforts in the custom product line to exploit the opportunities to design products that combine custom built digital cameras with specialized software, hardware or packaging in order to satisfy an identified business opportunity. During 1996, Dycam devoted a substantial portion of its resources to pursuing custom and contract engineering business with the goal of generating future sales. One example of this strategy is Dycam's relationship with Forever Yours. The core element of the Forever Yours camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with Forever Yours. In addition to the sale of cameras to Forever Yours, Dycam's arrangement with Forever Yours provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% royalty on all Forever Yours sales. Subsequent to the sale of Forever Yours to Hasco International, such fees will be fixed at $25,000 per quarter for 12 quarters, after which time Dycam's service obligations expire and no further license fees will be paid by Hasco. However, Dycam believes arrangements such as its Forever Yours agreement and the ongoing agreement with Hasco International may lead to additional contract engineering revenues and custom camera sales opportunities.

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues decreased to 26% in 1996, compared to 33% in the year ended 1995, primarily due to increased leased camera amortization of $86,000 (4% of revenues), inventory writedowns and reserves of approximately $171,000 (8% of revenues), and declines in the average sale price of standard digital camera products. Gross margins on the standard products have come under increasing pressure as the market becomes more competitive, and may continue to remain at the lower levels or decline if Dycam's custom products business does not substantially increase its contribution to Dycam's revenues.

     Selling, general and administrative expenses consist of administrative expenses at Dycam headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent, and occupancy costs. Selling, general and administrative expenses increased $74,000 for the year ended 1996 to $1,214,000 (49% of revenues) from $1,140,000 (66% of revenues) for 1995. The increase resulted primarily from increased sales and marketing expenditures in the 1996 period, increased legal and professional costs, and increased insurance expenses. Dycam took steps throughout 1996 to control these expenditures.

     Dycam had goodwill amortization of $278,000 for the year ended December 31, 1996.

     Product research and development expenses decreased $203,000 to $551,000 (22% of revenues) in 1996 compared to $754,000 (43% of revenues) in 1995. This decrease in expenditures is largely attributable to reduced staffing levels and reduced expenses associated with the completion of certain product development activities including, the camera developed in conjunction with Forever Yours. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

     Inventories decreased by $304,000 to $394,000 at December 31, 1996 when compared to December 31, 1995, primarily as a result of the increase in camera shipments, including the Forever Yours camera system, continuing sales of older products from inventory, and inventory write-offs and reserves of approximately $171,000 related to excess materials and aged products. The acceptance and success of the Forever Yours business and the related purchase and management of said business by Hasco International is not yet assured, and if unsuccessful may result in lower than anticipated revenues for the Company and a write down of the carrying value of that unique inventory associated with the Forever Yours camera system, which at December 31, 1996 was valued at approximately $50,000. Certain digital camera components and assemblies used by the Company, including standard digital cameras private labeled for the Company, must be ordered up to four months in advance to assure timely delivery. A strategic inventory of such components and assemblies is maintained by the Company, however, any disruptions in delivery or in the relationships with suppliers of such components could cause delays in the Company's camera production activities. The Company believes that its relations with its strategic suppliers are good.

  The net loss per common share was ($0.42) for the year ended 1996 compared to net loss of ($0.43) for the year ended 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, Dycam had cash and short-term investments on hand of $590,000, down $784,000 from $1,374,000 at December 31, 1995.

     Accounts receivable, net of allowance for doubtful accounts of $5,000, increased $15,000 during the year ended December 31, 1996.

     Accounts receivable from a subsidiary of Styles increased $107,000 during the year ended December 31, 1996.

     Camera equipment related to operating leases to Forever Yours, increased by $147,000 during the year ended 1996. Such camera equipment will be depreciated over the life of the leases.

     Current liabilities increased by $38,000 to $237,000, primarily as a result of increases in accrued payroll expenses and tax accruals.

     Dycam's working capital at December 31, 1996 was $1,024,000 a decrease of $1,001,000 when compared to $2,025,000 at December 31, 1995. Working capital decrease was primarily the result of net losses of $1,307,000. The current ratio at December 31, 1996 was 5.3 to 1 compared to 11.2 to 1 at December 31, 1995.

     Dycam does not have any long term indebtedness and does not currently maintain any credit facilities.

     In December 1994 Dycam made a secured loan of $500,000 to Styles. Dycam determined that it was in the best interests of Dycam and its shareholders that it make this loan, which enabled Styles to continue funding Forever Yours, and thus the development and manufacture of the Forever Yours digital camera by Forever Yours and Dycam. In January 1995 Dycam approved an additional secured loan of $500,000 to Styles. The two loans were memorialized in a single note bearing interest at the Bank of America NS&TA prime rate plus two percentage points and was payable interest only for seven months with the entire principal balance plus accrued and unpaid interest thereon due and payable on September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998, and fixed the interest rate at 10% per year. All interest payments have been timely paid. The note is secured by 1,916,667 shares of Dycam's Common Stock owned by Styles. If Styles is unable to satisfy its obligations under the note, Dycam may not be repaid and will exercise its right to acquire the 1,916,667 shares of Dycam Common Stock owned by Styles.

     Since the closing of the Rights Offering, Dycam has expended approximately $4,300,000 of the moneys raised in that offering, which amount includes the above-referenced $1,000,000 secured loan to Styles. Commencing in the second quarter of 1994, Dycam embarked on a program to market and sell its standard digital camera products to select markets. Although Dycam was able to generate short term increases in sales in these markets, it has determined that a large market does not currently exist for its standard digital camera systems. Consequently, during the first quarter of 1995, Dycam decided to de-emphasize the sale of its internally designed standard products and concentrate its efforts on custom product development, value added distribution of standard digital cameras produced by others for Dycam, sales of standard digital cameras produced by third parties, and cooperative ventures. These cooperative ventures include Dycam's ongoing relationship with Forever Yours, for whom Dycam has developed a digital imaging system designed for taking photographs of newborn infants.

ITEM 7.  FINANCIAL STATEMENTS.

                         INDEX TO FINANCIAL STATEMENTS
                                  DYCAM INC.

                                                                                     Page
                                                                                     ----

Independent Auditors' Report.......................................................    18
Balance Sheet at December 31, 1996.................................................    19
Statements of Operations for the Years Ended December 31, 1996 and 1995............    20
Statements of Stockholders' Equity for the Years Ended December 31, 1996 and 1995..    21
Statements of Cash Flows for the Years Ended December 31, 1996 and 1995............    22
Notes to Financial Statements for the Years Ended December 31, 1996 and 1995.......    23

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors
Dycam Inc.

We have audited the accompanying balance sheet of Dycam Inc. ("Dycam") as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of Dycam's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dycam Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial recurring losses from operations, has an accumulated deficit, and is subject to certain contingencies that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    CORBIN & WERTZ

Irvine, California
March 6, 1997

                                   DYCAM INC.

                                  BALANCE SHEET

                                December 31, 1996

                                     ASSETS



Current assets:
      Cash and cash equivalents                                $    590,000
      Accounts receivable, net of allowance for
        doubtful accounts of $5,000                                  98,000
      Accounts receivable from a subsidiary
        of Styles                                                   139,000
      Inventory, net                                                394,000
      Prepaid expenses and other                                     40,000
                                                                  ---------
                Total current assets                              1,261,000

Property and equipment, net                                         439,000

Goodwill, net of accumulated amortization
      of $805,000                                                 4,749,000

Deposits                                                             18,000
                                                                  ---------

                                                               $  6,467,000
                                                                  =========


                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
      Accounts payable                                         $    134,000
      Accrued payroll and related expenses                           79,000
      Accrued expenses                                               24,000
                                                                 ----------
                Total current liabilities                           237,000
                                                                 ----------

Commitments

Stockholders' equity
      Preferred stock, par value $0.001, 1,000,000
       shares authorized, no shares issued
      Common stock, par value $.01, 19,000,000
       shares authorized, 3,120,836 shares
       issued and outstanding                                       31,000
      Additional paid-in capital                                10,710,000
      Note receivable from Styles                               (1,000,000)
      Accumulated deficit                                       (3,511,000)
                                                                ----------
                Total stockholders' equity                       6,230,000
                                                                ----------

                                                               $ 6,467,000
                                                                ----------

                 See Accompanying Notes to Financial Statements

                                   DYCAM INC.

                            STATEMENTS OF OPERATIONS

                 For The Years Ended December 31, 1996 and 1995


                                                            1996                   1995
                                                        -----------             -----------
Revenues:
      Camera sales                                     $ 2,236,000           $   1,673,000
      Contract engineering fees                            203,000                  34,000
      License fees                                          16,000                  32,000
                                                        -----------             -----------
                Total revenues                           2,455,000               1,739,000
                                                        -----------             -----------

Cost of revenues, including depreciation and
 amortization of $131,000 and $19,000 in 1996
 and 1995 respectively:
      Camera sales                                       1,696,000               1,157,000
      Contract engineering                                 132,000
                                                        -----------             -----------
                Total cost of revenues                   1,828,000               1,157,000
                                                        -----------             -----------

Gross profit                                               627,000                 582,000
                                                        -----------             -----------
Operating expenses:
      Selling, general and administrative                1,214,000               1,140,000
      Research and development                             551,000                 754,000
      Depreciation and amortization                        317,000                 322,000
                                                        -----------             -----------
                Total operating expenses                 2,082,000               2,216,000
                                                        -----------             -----------

Loss from operations                                    (1,455,000)             (1,634,000)

Interest income, net                                       149,000                 213,000
                                                        -----------             -----------

Loss before extraordinary item and income taxes         (1,306,000)             (1,421,000)

Provision for income taxes                                  (1,000)                 (1,000)
                                                        -----------             -----------

Loss before extraordinary item                          (1,307,000)             (1,422,000)

Forgiveness of debt, net of tax of $0                                               70,000
                                                        -----------             -----------

Net loss                                              $ (1,307,000)          $  (1,352,000)
                                                        ===========             ===========

Weighted average shares of common
 stock outstanding                                       3,120,836               3,120,836
                                                        ===========             ===========

Net loss per share                                    $       (.42)          $        (.43)
                                                        ===========             ===========




                 See Accompanying Notes to Financial Statements

                                             DYCAM INC.

                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                           For The Years Ended December 31, 1996 and 1995




                                    Common Stock           Additional
                                                             Paid-in        Note Receivable     Accumulated       Stockholders
                                Shares        Amount         Capital          from Styles         Deficit            Equity
                                ------        ------        ---------         -----------        ---------          --------


 Balance,
 January 1, 1995              3,120,836      $ 31,000      $10,710,000       $(1,000,000)      $  (852,000)        $8,889,000

 Net loss                          --            --               --                --          (1,352,000)        (1,352,000)
 --------                       -------       -------          -------        -----------       -----------        ----------

 Balance,
 December 31, 1995            3,120,836      $ 31,000      $10,710,000       $(1,000,000)      $(2,204,000)        $7,537,000

 Net loss                          --            --               --                --          (1,307,000)        (1,307,000)
 --------                       -------       -------          -------        -----------       -----------        ----------

Balance,
 December 31, 1996            3,120,836      $ 31,000      $10,710,000       $(1,000,000)      $(3,511,000)        $6,230,000
                              =========       =======       ==========        ===========       ===========        ==========



                                           See Accompanying Notes to Financial Statements

                                                             DYCAM INC.

                                                      STATEMENTS OF CASH FLOWS

                                           For The Years Ended December 31, 1996 and 1995



                                                      1996           1995
                                                   -----------    -----------

Cash flows from operating activities:
Net loss $                                          (1,307,000)   $(1,352,000)
Adjustments to reconcile net loss
to net cash used in operating activities:
   Depreciation                                        170,000         63,000
   Amortization of goodwill                            278,000        278,000
   Allowance for doubtful accounts                                    (56,000)
   Provision for inventory obsolescence                171,000
   Changes in operating assets and
   liabilities:
    Accounts receivable                                (15,000)        25,000
    Accounts receivable from a
    subsidiary of Styles                              (107,000)       (32,000)
    Inventory                                          133,000        (89,000)
    Prepaid expenses and other
    current assets                                      (3,000)        (1,000)
    Accounts payable                                    14,000        (84,000)
    Accounts payable to Styles                                       (129,000)
    Accrued payroll and related expenses                14,000        (11,000)
    Accrued expenses                                    10,000        (49,000)
                                                   -----------    -----------

Net cash used in operating activities                 (642,000)    (1,437,000)
                                                   -----------    -----------

Cash flows from investing activities:
 Purchases of property and equipment                  (157,000)      (381,000)
 Note receivable from Styles                                         (500,000)
 Deposits                                               15,000        (23,000)
                                                   -----------    -----------

Net cash used in investing activities                 (142,000)      (904,000)
                                                   -----------    -----------

Net decrease in cash and cash
 equivalents                                          (784,000)    (2,341,000)

Cash and cash equivalents,
 beginning of year                                   1,374,000      3,715,000
                                                   -----------    -----------

Cash and cash equivalents,
 end of year                                      $    590,000   $  1,374,000
                                                   ===========    ===========
Supplemental disclosure of cash flow
 information -
 Cash paid during the year for:
  Interest                                        $       --     $       --
                                                   ===========    ===========
  Income taxes                                    $       --     $      1,000

See Note 6 for supplemental disclosure of noncash transactions.

                 See Accompanying Notes to Financial Statements

                                   DYCAM INC.

                          NOTES TO FINANCIAL STATEMENTS

                 For The Years Ended December 31, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

Dycam Inc. ("Dycam"), a Delaware corporation, was incorporated in June 1988. Dycam maintains its operating facilities in Chatsworth, California. Dycam designs and develops digital cameras and associated hardware and software products primarily for use with personal computers. Dycam also performs engineering and consulting services for unrelated third parties. Dycam is owned 61% by Styles on Video, Inc., a publicly traded Delaware corporation ("Styles").

Basis of Presentation
---------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered substantial recurring losses from operations and has an accumulated deficit as of December 31, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. The Company's operating plan for calendar year 1997 includes increased sales, higher margins on certain segments of the custom products and licensing business, reduced expenses as a percentage of revenues, collections of receivables due from a subsidiary of Styles from the proceeds of the sale of such subsidiary, and improved cash flows sufficient to cover the Company's financing needs. There can be no assurance that the Company will be successful in these regards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents
-------------------------

Dycam considers investments with a maturity of three months or less when purchased to be cash equivalents.

Inventory
---------

Inventory is stated at the lower of cost or market (net realizable value), cost being determined on the first-in, first-out method. Inventory consists of cameras and camera components, image editing software and camera accessories. Such net realizable value is based on forecasts for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less that anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Property and Equipment
----------------------

Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are credited or charged to income. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The useful lives range from five to seven years.

                                   DYCAM INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Included in property and equipment is camera equipment held under lease to a subsidiary of Styles in the amount of $348,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years. See subsequent events (Note 10).

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which such impairment is determined by management.

Capitalized Software Development Costs
--------------------------------------

Dycam accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". As a result, software development costs incurred after the establishment of technological feasibility are capitalized and later amortized to cost of revenues on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. During the years ended 1996 and 1995, no software development costs have been capitalized.


Goodwill
--------

On February 7, 1994, the Company merged with a wholly-owned subsidiary of Styles and the Company became a wholly-owned subsidiary of Styles. This acquisition was accounted for under the purchase method with the purchase price allocated among the assets acquired and on the basis of their estimated fair values. The excess of $5,554,000 of the total acquisition cost over the net assets acquired and liabilities assumed was allocated to goodwill. In accordance with Staff Accounting Bulletin No. 54, the financial statements of the Company as of February 7, 1994 have been adjusted to "push down" the Styles cost of acquiring the common stock of the Company. Accordingly, the goodwill amount was pushed down to the Company and the Company's accumulated deficit at the date of merger was eliminated. The goodwill is amortized on a straight line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill is being amortized on a straight line basis over the expected 20 year life. During each of the years ended December 31, 1996 and 1995, the Company recorded $278,000 of amortization expense. At December 31, 1996, no impairment of goodwill was determined by management.

                                   DYCAM INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Revenue Recognition
-------------------

Revenue from camera sales is recognized upon shipment of products. Contract engineering fees are recognized when the service is performed. Approximately $160,000 in certain license fee revenues from a subsidiary of Styles have been deferred and will be recognized when received. All other license fee revenue is recognized when earned. Revenue from camera equipment leased to a subsidiary of Styles is included in camera sales and is being recognized when earned (see Note
4).

Advertising
-----------

The Company reports the costs of all advertising as expense in the period in which those costs are incurred. Advertising expense was approximately $102,000 and $120,000 for the years ended December 31, 1996 and 1995 respectively.

Income Taxes
------------

Dycam accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Statement 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates or tax status is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock Options and Warrants
--------------------------

During 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting as defined in SFAS 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25.

Limitation on Dividends
-----------------------

Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its stockholders as a result of working capital and its accumulated deficits as of December 31, 1996.

                                   DYCAM INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Loss Per Common Share
---------------------

Loss per common share has been computed on the weighted average number of common and equivalent shares outstanding. Primary and fully diluted net loss per share are approximately the same. Dycam has granted certain options (see Note 8) which have been treated as common share equivalents in calculating net loss per share, unless antidilutive.

Use of Estimates
----------------

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

Fair Value of Financial Instruments
-----------------------------------

The Company has financial instruments whereby the fair market value of the financial instrument could be different than that recorded on a historical basis in the accompanying balance sheet. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable and accounts receivable from a subsidiary of Styles, note receivable from Styles, and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair market value at December 31, 1996. The fair market value of the note receivable from Styles and accounts receivable from a subsidiary of Styles were not readily determinable as market comparables are not readily available for like instruments.

Reclassifications
-----------------

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2 - CONCENTRATIONS
-----------------------

Concentration of Credit Risk
----------------------------

Financial investments which potentially expose Dycam to a concentration of credit risk as defined by Statement of Financial Accounting Standards No. 105, consist primarily of cash and cash equivalents, accounts receivable, accounts receivable from a subsidiary of Styles and note receivable from Styles. Dycam places its cash and cash equivalents with high credit quality institutions but, at times, has amounts in one institution which significantly exceed the federally insured limit of $100,000. Concentration of credit risk with respect to trade receivables is limited due to the diversity of Dycam's customer base. Generally, Dycam does not require collateral or other security to support customer receivables. Management consistently monitors the financial condition of its customers to reduce the risk of loss.

Major Customers/Vendors
-----------------------

International sales accounted for approximately $415,000 or approximately 17% of Dycam's revenues for the year ended December 31, 1996,

                                   DYCAM INC.

                 For The Years Ended December 31, 1996 and 1995


NOTE 2 - CONCENTRATIONS, continued
----------------------------------

No customer accounted for more than 10% of camera sales for the years ended December 31, 1996 or 1995.

A subsidiary of Styles accounted for 100% of the license fee revenues for the year ended December 31, 1996 (see Note 4). One customer accounted for 28% of the license fee revenues for the year ended December 31, 1995.

A subsidiary of Styles accounted for 72%, of total contract engineering fees for the year ended December 31, 1996.

Dycam purchased materials from one vendor for $756,000 and $160,000, which represented 50% and 16% of all materials purchased during the years ended December 31, 1996 and 1995, respectively. The Company had accounts payable to one vendor representing 52% of total accounts payable as of December 31, 1996.


NOTE 3 - INVENTORY
------------------

The components of inventory at December 31, 1996 are as follows:

                 Raw Materials             $ 265,000
                 Work-in-progress            106,000
                 Finished goods               23,000
                                            --------

                                           $ 394,000
                                            ========

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Note Receivable from Styles
---------------------------

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


The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. Interest income of $100,000 and $106,000 respectively is included in the accompanying 1996 and 1995 statement of operations related to the Styles loan, all of which was received as of December 31, 1996. The note receivable has been reflected as an offset to stockholders' equity in the accompanying statements of stockholders' equity.

Accounts Payable to Styles
--------------------------

At December 31, 1994, Dycam owed $129,000 to Styles for expenses paid by Styles on behalf of the Company, which were due on demand. This amount was repaid during January 1995.

Accounts Receivable From Subsidiary of Styles
---------------------------------------------

Included in accounts receivable at December 31, 1996 is approximately $139,000 due from a subsidiary of Styles. The Company expects receipt of such receivable upon the closing of the Styles subsidiary sale (see Note 10).

                                   DYCAM INC.

                 For The Years Ended December 31, 1996 and 1995


NOTE 4 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

Revenues
--------

Included in the accompanying 1996 and 1995 statement of operations under camera sales are $191,000 and $39,000, respectively, of revenues related to camera equipment leased to a subsidiary of Styles.

Included in the accompanying 1996 and 1995 statement of operations under contract engineering, are $146,000 and none, respectively, of revenues related to camera equipment leased to a subsidiary of Styles.

Included in the accompanying 1996 and 1995 statement of operations under license fees, are $16,000 and $23,000, respectively, of revenues related to camera equipment leased to a subsidiary of Styles.


The following is a schedule by year of total minimum lease payments to be received on operating leases:


                     Years Ending
                     December 31,
                     ------------

            1997                                          $255,000

            1998                                           287,000

            1999                                           229,000

            2000                                             9,000
                                                          --------

            Total minimum lease payments to be received   $780,000
                                                          ========

See subsequent events (Note 10)

NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at December 31, 1996 consists of the following:



Machinery and equipment                   $ 293,000
Camera equipment                            348,000
Office equipment                            109,000
                                           ---------
                                            750,000

Less: accumulated depreciation             (311,000)
                                           ---------
                                          $ 439,000

                                   DYCAM INC.

                 For The Years Ended December 31, 1996 and 1995


NOTE 6 - COMMITMENTS
--------------------

Facilities Leases
-----------------

In March 1995, the Company entered into two new operating leases for its facilities that expire in January, 1998.

The minimum annual future rental commitments under the facility leases are as follows:

                           Years Ending
                           December 31,
                           -----------

                              1997                 $ 106,000
                              1998                     9,000
                                                    --------

                                                   $ 115,000
                                                    ========

Rent expense for the years ended December 31, 1996 and 1995 was $102,000 and $66,000, respectively.

Employment Agreement
--------------------

On December 20, 1996, the Company entered into an employment agreement contract with one key employee for a three year term which expires December 31, 1999. The agreement calls for annual compensation to be paid of $120,000 a year for each of the three years. Pursuant to the employment agreement, the Company issued 90,000 stock options that vest 8.33% per calendar quarter starting the first quarter of 1997. Additional, the Company issued 60,000 stock options to the employee that vest 8.33% per calendar quarter if certain conditions are met.

401(k) Plan
-----------

Dycam has a 401(k) plan for its employees which went into effect August 1, 1994. All individuals already employed by Dycam on that date were considered eligible for the plan. Individuals employed subsequent to that date are eligible upon completing two months of service with Dycam. In accordance with the terms of the plan, employees may contribute up to 15% of their pretax earnings to the plan, up to the annual maximum allowed by law. Dycam can make a discretionary contribution of up to 6.0% of the employee's pretax earnings. Dycam's contribution for the years ended December 31, 1996 and 1995 was approximately $27,000 and $26,000, respectively.

                                   DYCAM INC.

                 For The Years Ended December 31, 1996 and 1995


NOTE 7 - INCOME TAXES
---------------------

Dycam's tax provisions for the years ended December 31, 1996 and 1995 represent the state minimum taxes only, and differ from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as a result of the following:

                                              1996         1995
                                            --------     --------

Computed "expected" tax benefit            $(444,000)   $(483,000)

Increase in income taxes resulting from:
 Goodwill amortization not deductible
 for income tax purposes                      95,000       95,000
Change in the beginning-of-the-year
 balance of the valuation allowance
 for deferred tax assets allocated
 to income tax benefit                       349,000      388,000
State income taxes                             1,000        1,000
                                            --------     --------

                                           $   1,000    $   1,000
                                            ========     ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 are presented below:


Deferred tax assets:
 Accounts receivable, principally due to
 allowance for doubtful accounts                $     2,000
 Warranty reserves                                    4,000
 Inventory reserves                                  95,000
 Compensated absences due to accrual
  for financial reporting purposes                   14,000
 Net operating loss carryforwards                   893,000
 Tax credit carryforwards                            59,000
                                                 ----------
       Total deferred tax assets                  1,067,000

Less valuation allowance                         (1,067,000
                                                 ----------

       Net deferred tax assets                  $    -
                                                 ==========

As of December 31, 1996, Dycam had net tax operating loss carryforwards of approximately $2,409,000 for federal tax purposes which expire through 2011. As of December 31, 1996, Dycam had net tax operating loss carryforwards of approximately $1,202,000 for state tax purposes which expire through 2001.


In general, section 382 of the Internal Revenue Code includes provisions which may limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a greater than 50% ownership change (as defined) takes place in any three year period. Such limitations can result in the loss of net operating loss carryforwards.

                                   DYCAM INC.

                 For The Years Ended December 31, 1996 and 1995



NOTE 8 - STOCK OPTIONS
----------------------

During 1994, Dycam adopted a stock incentive plan (the 1994 Plan) pursuant to which there are 850,000 shares of common stock reserved for issuance (subject to stockholder approval as to 500,000 of these shares). At December 31, 1994, options to purchase 646,000 shares of common stock were outstanding under the plan at $4.00 per share. Stock options as to 646,000 shares were granted at or above the estimated fair market value at the date of grant and vest 33% per year over a three year period as to 346,000 of the options and over one year as to 300,000 of the options. These options expire in the year 2004. On January 25, 1995, Dycam repriced its 646,000 options outstanding under the 1994 plan to $2.31, the estimated fair market value of the Company's common stock at that date. Such repricing was subsequently ratified at the Company's annual meeting held October, 1996. During 1995, 300,000 of these options expired upon the resignation of an employee.

During 1994, Dycam also granted options outside of the 1994 Plan to purchase 56,079 and 100,000 shares of common stock at $3.21 and $4.00 per share, respectively. These stock options were granted at or above the estimated fair market value at the date of grant, vested immediately, and expire in the year 2004.

Option activity for the years ended December 31, 1996 and 1995 was as follows:

                                 Non-
                               Qualified         1994          Outside         Exercise
                              Stock Plan         Plan           Plan            Price
                              ----------        ------         ------          -------

Options outstanding at
January 1, 1995

                                                 646,000       156,079        $3.21 - $4.00
Options expired                                 (300,000)                     $2.31
                               ---------        --------       -------        -------------

Options outstanding at
December 31, 1995                                346,000       156,079        $2.31 - $4.00
                               =========        ========       =======        =============
Options expired                                    ---           ---          $2.31
                               ---------        ---------      -------        -------------

Exercisable at
December 31, 1995                                115,000       156,079        $2.31 - $4.00
                               =========        ========       =======        =============

Options outstanding
at December 31, 1996                             346,000       156,079        $2.31 - $4.00
                               =========        ========       =======        =============

Exercisable at
December 31, 1996                                230,782       156,079        $2.31 - $4.00
                               =========        ========       =======        =============

                                   DYCAM INC.

                 For The Years Ended December 31, 1996 and 1995


NOTE 9 - FORGIVENESS OF DEBT
----------------------------

During 1995, a law firm forgave approximately $70,000 of debt owed to them, which was reflected as an extraordinary item in the 1995 statement of operations, net of tax of $0.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

On December 13, 1996, Styles signed a letter of intent to sell substantially all of the net assets of the subsidiary of Styles that leases the cameras. The buyer is a competitor of the subsidiary of Styles in the newborn hospital photographic business. Effective January 31, 1997, Styles executed definitive agreements with the buyer for the sale, which is expected to close in April, 1997.

At the closing, the subsidiary of Styles and Dycam will terminate their existing contractual relationships involving the use of the subsidiary of Styles of Dycam's cameras, software, and other supporting goods and services, and the buyer and Dycam will enter into a Dycam Master Agreement (the "Dycam Master Agreement") with respect to the assumption of the subsidiary's digital camera lease obligations to Dycam, the leasing by the buyer of additional Dycam digital cameras, and a royalty-free license of certain digital camera technology by Dycam to the buyer, certain hardware and software support services to be provided by Dycam for a three-year period commencing on the closing date and certain additional terms. Under the Dycam Master Agreement, the buyer will be required to pay Dycam specified leasehold payments for leased cameras, a $300,000 fee (payable quarterly over a three-year period) for the support services, and the cost of certain hardware upgrades.

Styles has agreed to deliver to the buyer an option permitting the buyer to purchase from shares owned by Styles that number of shares of Dycam common stock equal to 4.9% of the outstanding shares of the common stock of Dycam on the closing date (approximately 152,921 shares as of January 31, 1997). The exercise price of this three year option to be granted to the buyer will be equal to the average closing price for Dycam common stock during the period from January 31, 1997 through the closing date.

The sale is subject to the approval of the shareholders of Styles. Styles expects to receive the requisite approval of its stockholders at a meeting planned to be held in April 1997.

On December 20, 1996, the Company entered into an employment agreement contract with one key employee for a three year term which expires December 31, 1999 (see Note 6).

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF DYCAM


             Information regarding directors and executive officers of Dycam will appear in the Proxy Statement of the Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1996.


ITEM 10.     EXECUTIVE COMPENSATION

             Information regarding executive compensation will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Information regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Information regarding certain relationships and related transactions will appear in the Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by this reference.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

             See attached Exhibit Index.

(b)  Reports on Form 8-K:

             None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 1997.

                                       DYCAM INC.
                                       (Registrant)

                                       By:  /s/ John A. Edling
                                           ----------------------------
                                           John A. Edling
                                       Its: Chief Executive Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

         Signature                            Title                                     Date
         ---------                            -----                                     ----

/s/ John A. Edling                            Chairman of the Board, Chief              March 31, 1997
----------------------------                  Executive Officer, President,
John A. Edling                                Treasurer and Secretary
                                              (Principal Executive Officer and
                                              Principal Accounting Officer)

/s/ George Ismael                             Vice President of Engineering             March 31, 1997
----------------------------                  and Director
George Ismael

/s/ James Alexiou                             Director                                  March 31, 1997
----------------------------
James Alexiou

/s/Ann Graham Ehringer                        Director                                  March 31, 1997
----------------------
Ann Graham Ehringer

/s/ Marshall Geller                           Director                                  March 31, 1997
----------------------------
Marshall Geller

/s/ Barry Porter                              Director                                  March 31, 1997
------------------------------
Barry Porter


                                  EXHIBIT INDEX

Exhibit                                                                                                  Sequential
  No.                                         Document                                                    Page No.
-------                                       --------                                                   ----------

3.1      Restated Certificate of Incorporation of Dycam Inc.(2)........................................

3.2      Amended and Restated Bylaws of Dycam Inc.(2)..................................................

4.1      Dycam Inc. Specimen Stock Certificate(3)......................................................

10.3     Development Master Agreement, dated March 11, 1993, by and between Dycam Inc.
         and International Business Machines Corporation; and Task Order Number
         One, dated March 11, 1993, and Task Order Number Two, dated June 1, 1993, related thereto(1)............................................................................

10.4     License Agreement, dated December 9, 1990, by and between Dycam Inc. and
         Logitech, Inc.(1).............................................................................

10.5     Restated License Agreement, effective as of June 15, 1993, by and between
         Dycam Inc. and Logitech, Inc.(1)..............................................................

10.6     Research Agreement, dated as of June 30, 1993, by and between Dycam Inc. and
         University of Florida Research Foundation(1)..................................................

10.7     Form of Dycam Inc. Authorized Reseller Agreement(1)...........................................

10.8     Form of Dycam Inc. Associate Agreement(1).....................................................

10.9     Form of Dycam Inc. Authorized International Distribution Agreement(1).........................

10.10    United States Patent No. 4,074,324 for Instant Electronic Camera, filed July 14,
         1975, listing Jon S. Barrett as the Inventor(1)...............................................

10.11    United States Patent No. 5,249,093 for Filmless Digital Camera With Selective
         Image Compression, filed August 7, 1992, listing Jaswant R. Jain as the Inventor(1)...........

10.12    Letter Agreement, dated August 11, 1993, by and between Styles on Video, Inc.
         and Dycam Inc.(1).............................................................................

10.13    Employment Agreement by and between Dycam Inc. and John Edling(2).............................

10.14    Employment Agreement by and between Dycam Inc. and George Ismael(2)...........................

10.15    Form of Non-Compete Agreement by and between Styles on Video, Inc.,
         Dycam Inc. and various stockholders of Dycam Inc.(1)..........................................

10.16    Form of Standstill Agreement by and between Styles on Video, Inc.
         and various stockholders of Dycam Inc.(1).....................................................

10.17    Form of Option Agreement by and between Dycam Inc. and various
         Dycam Inc. stockholders(1)....................................................................

10.18    Letter Agreement, dated November 4, 1993, by and among Styles on Video, Inc.
         Dycam Inc. and George Ismael(1)...............................................................

10.19    Form of Agreement and Certificate of Merger Merging Dycam Acquisition Corp.

         with and into Dycam Inc.(2)...................................................................

10.20    Dycam Inc. Employee Handbook, dated May 25, 1993(2)...........................................

10.21    1994 Stock Incentive Plan of Dycam Inc.(2)....................................................

10.22    Letter Agreement, dated January 25, 1995, by and between Styles on Video, Inc.
         and Dycam Inc. (4)............................................................................

10.23    Amended and Restated Promissory Note, dated January 25, 1995, made by
         Styles on Video, Inc. in favor of Dycam Inc. (4)..............................................

10.24    Sublease Agreement, dated November 15, 1994, by and between Edwards and Lock
         Management Corporation as Sublessor and Dycam Inc. as Sublessee for
         property located at 9414 Eton Avenue, Chatsworth, California  91311 (4).......................

10.25    Lease Agreement, dated December 7, 1994, by and between Northpark Industrial as Lessor and Dycam Inc. as Lessee for property located at 9414 Eton
         Avenue, Chatsworth, California  91311 (4).....................................................

21.1     List of Subsidiaries of Dycam Inc. ...........................................................

23.1     Consent of Corbin & Wertz ....................................................................


-----------------------

(1)      Incorporated  by reference  from Styles on Video,  Inc.'s  Registration Statement on Form S-4 as filed with the
         SEC on January 4, 1994.
(2)      Incorporated by reference from Dycam Inc.'s  Registration  Statement on Form SB-2 as filed with the SEC on
         May 3, 1994.
(3)      Incorporated  by reference  from  Amendment No. 3 to Dycam Inc.'s  Registration  Statement of Form SB-2 as
         filed with the SEC on June 17, 1994.
(4)      Incorporated by reference from Dycam Inc.'s 1994 form 10-KSB as filed with the SEC on April 15, 1995.