Form 10QSB
period 1997-03-31
DYCAM INC
filed 1997-05-14
CIK 850971

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                  FORM 10-QSB



 Mark One

   [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

   [__]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

                                 YES [X]     NO [_]


   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

    COMMON STOCK, $.01 PAR VALUE, 3,120,836 SHARES AS OF SEPTEMBER 30, 1995

           Transitional Small Business Disclosure Format (Check one)

                                 YES [_]     NO [X]

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                                  DYCAM INC.

                                BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996


                                    ASSETS
                                    ------

                                                                    March 31, 1997    December 31, 1996

Current assets:
     Cash and cash equivalents                                            $424,000          $590,000
     Accounts receivable, net                                              230,000           237,000
     Inventory                                                             339,000           394,000
     Prepaid expenses and other current assets                              19,000            40,000
                                                                        ----------        ----------
          Total current assets                                           1,012,000         1,261,000

Goodwill, net of accumulated amortization
   of $874,000                                                           4,680,000         4,749,000

Property and equipment, net                                                407,000           439,000

Deposits                                                                    17,000            18,000



   Total assets                                                         $6,116,000        $6,467,000
                                                                        ==========        ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
     Accounts payable                                                     $240,000          $134,000
     Accounts payable-intercompany                                               0                 0
     Accrued payroll and related expenses                                   83,000            79,000
     Accrued expenses                                                       24,000            24,000
     Income taxes payable                                                        0                 0
                                                                        ----------        ----------
           Total current liabilities                                       347,000           237,000
                                                                        ----------        ----------

Commitments

Stockholders' equity
     Common stock (par value $.01)                                          31,000            31,000
     Additional paid in capital                                         10,710,000        10,710,000
     Accumulated deficit                                                (3,972,000)       (3,511,000)
     Note Receivable from Styles                                        (1,000,000)       (1,000,000)
                                                                        ----------        ----------
           Total shareholders' equity                                    5,769,000         6,230,000
                                                                        ----------        ----------
               Total liabilities and shareholders' equity               $6,116,000        $6,467,000
                                                                        ==========        ==========

                                  DYCAM INC.

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996




                                                                           Three Months Ended

                                                                  March 31, 1997           March 31, 1996

Revenues
   Camera Sales                                                         $355,000                 $763,000
   Contract engineering fees                                            $ 28,000                 $ 66,000
   License fees                                                         $                        $ 16,000
                                                                       ---------                ---------
                                                                        $383,000                 $845,000
                                                                       ---------               ----------

Cost of revenues
   Camera Sales                                                          268,000                  487,000
   Contract engineering fees                                              18,000                   45,000
   License fees                                                                                    11,000
                                                                         286,000                  543,000
                                                                       ---------                ---------

Gross profit                                                              97,000                  302,000
                                                                       ---------                ---------

Operating expenses:
   Selling, general & administrative expenses                            344,000                  285,000
   Research and Development                                              123,000                  159,000
   Depreciation and amortization                                         121,000                  109,000
                                                                       ---------                ---------
                                                                         588,000                  553,000
Income before
   Non - operating income  and  taxes                                   (491,000)                (251,000)

Non - operating income                                                    30,000                   41,000
                                                                        ---------                ---------
Income (loss) before taxes                                              (461,000)                (210,000)

Provision for income taxes                                                     0                        0
                                                                       ---------                ---------


   Net income (loss)                                                   ($461,000)               ($210,000)
                                                                       =========                =========





Net income (loss) per share:                                              ($0.15)                  ($0.07)


Weighted average shares of common
stock outstanding                                                      3,120,836                3,120,836


                                  DYCAM INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE YEAR ENDED 1996 AND THREE MONTHS ENDED MARCH 31, 1997



                                    Common Stock                                      Note Receivable  Accumulated   Stockholders
                                    No. of shares    Par value     Addtl. pd in Cap.    from Styles      Deficit       Equity
                                    -------------    ---------     -----------------  ---------------  -----------   ------------

Balance at December 31, 1995            3,120,836      $31,000           $10,710,000     ($1,000,000)  ($2,204,000)    $7,537,000

Accumulated deficit                                                                                     (1,307,000)    (1,307,000)

Balance at December 31, 1996            3,120,836       31,000            10,710,000      (1,000,000)   (3,511,000)     6,230,000

Net loss for first three months                                                                           (461,000)      (461,000)
                                        ---------      -------           -----------     -----------   -----------     ----------

Balance at March 31, 1997               3,120,836      $31,000           $10,710,000     ($1,000,000)  ($3,972,000)    $5,769,000
                                        =========      =======           ===========     ===========   ===========     ==========


                                  DYCAM INC.

                            STATEMENT OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                          March 31, 1997            March 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net Income                                                                             ($461,000)                ($210,000)
                                                                                               ---------                ----------

        Adjustments to reconcile Net Income (loss)
        to Net Cash provided by (used in) operating activites:
            Depreciation                                                                          51,000                    39,000
            Amortization of goodwill                                                              69,000                    69,000
            Allowance for doubtful accounts
            Changes in assets and liabilities:
               (Increase)/decrease in accounts receivable                                          7,000                   (86,000)
               (Increase)/decrease in royalty receivable                                               0                         0
               (Increase)/decrease in inventories                                                 55,000                    74,000
               (Increase)/decrease in prepaid expenses                                                 0                     3,000
               (Increase)/decrease in other current assets                                        21,000                     1,000
               Increase/(decrease) in accounts payable                                           106,000                   135,000
               Increase/(decrease) in accounts payable-intercompany                                    0                         0
               Increase/(decrease) in accrued expenses                                                 0                    10,000
               Increase/(decrease) in accrued payroll and related expenses                         4,000                         0
               Increase/(decrease) in deferred revenue                                                 0                         0
               Increase/(decrease) in income taxes payable                                             0                         0
                                                                                               ---------                ----------
                         Total adjustments                                                       193,000                   137,000
                                                                                               ---------                ----------

        Net cash provided by (used in) operating activites                                      (148,000)                   35,000
                                                                                               ---------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        (Increase)/decrease in property and equipment                                            (19,000)                  (24,000)
        (Increase)/decrease in Note receivable from SOV                                                0                         0
        (Increase)/decrease in deposits                                                            1,000                         0
                                                                                               ---------                ----------
        Net cash used in investing activites                                                     (18,000)                  (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Offering Expenses                                                                              0                         0
        Issuance of common stock                                                                       0                         0
                                                                                               ---------                ----------
        Net cash provided by financing activities                                                      0                         0

NET INCREASE/(DECREASE) IN CASH                                                                 (166,000)                   11,000

CASH, BEGINNING BALANCE                                                                          590,000                 1,374,000
                                                                                               ---------                ----------

CASH, ENDING BALANCE                                                                            $424,000                $1,385,000
                                                                                               =========                ==========


                                  DYCAM INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General

The accompanying unaudited interim financial statements of Dycam Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1996 as filed with the U.S. Securities and Exchange Commission.

Basis of Presentation

Since 1994, the Company has suffered substantial recurring losses from operations and has an accumulated deficit as of March 31, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. The Company's operating plan for calendar year 1997 includes increased sales, higher margins on certain segments of the custom products and licensing business, reduced expenses as a percentage of revenues, collections of receivables due from a subsidiary of Styles from the proceeds of the sale of such subsidiary, and improved cash flows sufficient to cover the Company's financing needs. There can be no assurance that the Company will be successful in these regards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Property and Equipment

Included in property and equipment is camera equipment held under lease to a subsidiary of Styles in the amount of $255,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Dycam assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill is being amortized on a straight-line basis over the expected 20 year life. During 1996 and 1995 Dycam recorded $278,000 and $278,000 of amortization expense, respectively. Goodwill amortization of $69,000 was recorded for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997 no impairment of goodwill was determined by management.

                                  DYCAM INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------


Revenue Recognition

Revenue from camera sales is recognized upon shipment of products. Contract engineering fees are recognized when the service is performed. License fee revenue is recognized when earned. Revenue from camera equipment leased to a subsidiary of Styles is included in camera sales and is being recognized when earned.

Loss Per Common Share

Loss per common share has been computed on the weighted average number of common and equivalent shares outstanding. Primary and fully diluted net loss per share are approximately the same. Dycam has granted certain options which have been treated as common share equivalents in calculating net loss per share, unless antidilutive. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

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

NOTE 2 - CONCENTRATIONS
-----------------------

Major Customers/Vendors

No customer accounted for more than 10% of camera sales for the three months ended March 31, 1997 or 1996.

Dycam purchased materials from one vendor for $73,000 and $280,000, which represented 30% and 55% of all materials purchased during the three months ended March 31, 1997 and 1996, respectively.

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

                                  DYCAM INC.

NOTE 3 - TRANSACTIONS WITH STYLES
---------------------------------

Note Receivable from Styles on Video Inc.

On December 14, 1994, Dycam loaned to Styles $500,000. On January 25, 1995, Dycam loaned an additional $500,000 to Styles. Styles signed an amended and restated promissory note dated January 25, 1995 for the full $1,000,000 note, bearing interest at 2% above a bank's prime rate, interest payable monthly, with a maturity date of September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998, and fixed the interest rate at 10%. The interest is payable monthly. The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. Interest income of approximately $25,000 is included in the accompanying March 31, 1997 statement of operations related to the Styles loan. The note receivable has been reflected as an offset to stockholders' equity in the accompanying statements of stockholders' equity due to uncertainty regarding its ultimate collectability. As of May 9, 1997 interest payments for March and April of 1997 are past due. Styles has informed Dycam that it will satisfy all past due payments and related penalties due under the Note from the proceeds of the sale of Forever Yours, which is expected to be completed in June 1997.

Accounts Receivable From Subsidiary of Styles

Included in accounts receivable at March 31, 1997 is approximately $140,000 due from a subsidiary of Styles.

Revenues

Included in the accompanying March 31, 1997 and 1996 statement of operations under camera sales and license fees is $73,000 and $33,000, respectively, of revenues related to camera equipment leased to a subsidiary of Styles.

Deferred revenues

Commencing April 1996, Dycam and a subsidiary of Styles entered into an agreement to defer certain license revenues due Dycam for a period of up to 12 months. Such revenues will be recognized when received. As of March 31, 1997, approximately $215,000 had been deferred under this agreement.

Sale of Forever Yours Inc.

On December 13, 1996, Styles signed a letter of intent to sell substantially all of the net assets of Forever Yours, the subsidiary of Styles that leases the cameras. The buyer is Hasco International ("Hasco"), a competitor of Forever Yours in the newborn hospital photographic business. Effective January 31, 1997, Styles executed definitive agreements with the buyer for the sale, which is expected to close in June, 1997.

At the closing, Forever Yours and Dycam will terminate their existing contractual relationships involving the use of Dycam's cameras, software, and other supporting goods and services, and Hasco and Dycam will enter into a Dycam Master Agreement (the "Dycam Master Agreement") with respect to the assumption of Forever Yours' digital camera lease obligations to Dycam, the leasing by Hasco of additional Dycam digital cameras, and a royalty-free license of certain digital camera technology by Dycam to Hasco, certain hardware and software support services to be provided by Dycam for a three-year period commencing on the closing date and certain additional terms. Under the Dycam Master Agreement, Hasco will be required to pay Dycam specified leasehold payments for leased cameras, a $300,000 fee (payable quarterly over a three-year period) for the support services, and the cost of certain hardware upgrades.

                                  DYCAM INC.

NOTE 3 - TRANSACTIONS WITH STYLES - CONTINUED
---------------------------------------------

Styles has agreed to deliver to Hasco an option permitting Hasco to purchase from shares owned by Styles that number of shares of Dycam common stock equal to 4.9% of the outstanding shares of the common stock of Dycam on the closing date (approximately 152,921 shares as of March 31, 1997). The exercise price of this three year option to be granted to the buyer will be equal to the average closing price for Dycam common stock during the period from January 31, 1997 through the closing date.

The sale is subject to the approval of the shareholders of Styles. Styles expects to receive the requisite approval of its stockholders at a meeting planned to be held in May 1997.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at March 31, 1997 consists of the following:

         Machinery and equipment                  $293,000
         Camera equipment                          367,000
         Office equipment                          109,000
                                                  --------
                                                   769,000

         Less:  accumulated depreciation          (362,000)
                                                  --------

                                                  $407,000
                                                  ========

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

     Certain statements made in this Form 10-QSB which are not historic facts constitute forward looking statements within the meaning of the Securities Reform Act of 1995. Such forward looking statements involve risks and uncertainties and, in some cases, are based upon various factors beyond Dycam's control. These risks and uncertainties include, among other things, the ability of Styles on Video to continue to service its outstanding indebtedness owed to Dycam, the market reception for digital cameras in general and Dycam's products specifically, the impact of competition from other companies in the digital camera industry, developments which may render Dycam's products and services obsolete or less attractive, Dycam's ability to finance growth from its working capital, and its ability to obtain third party financing if its working capital is not sufficient to meet its needs. Furthermore, Styles on Video and Hasco International ("Hasco"), have entered into a definitive agreement under which substantially all of the assets of Forever Yours are to be purchased by Hasco. Concurrently with the closing of this asset purchase transaction, Dycam and Hasco will enter into a 3 year agreement under which Dycam will receive quarterly payments for continuing camera maintenance and development services, and camera lease payments from certain leased camera payment obligations assumed by Hasco. Payment of deferred license fees due Dycam from Forever Yours is expected to be satisfied from the proceeds of the Forever Yours sale. This transaction and the continuing agreement with Hasco may result in substantially lower revenues to Dycam than would have been realized under the original agreements with Forever Yours.

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


Results of Operations

     Three months ended March 31, 1997 compared to the three months ended March 31, 1996

     Total revenues for the three months ended March 31, 1997 were $383,000. Total revenues decreased $462,000 (55%) from revenues of $845,000 for the three months ended March 31, 1996. The decrease in revenue was primarily associated with decreased camera sales and contract engineering services. Sales of the Dycam Model 10-C digital camera decreased from $600,000 in the three months ended March 31, 1996 to $100,000 in the three months ended March 31, 1997 primarily due to increased competition, lower sales prices, and phase out of the Model 10-C product as it approaches end of life. Revenues from camera sales were $355,000 (93% of total revenue) in the three months ended March 31, 1997 as compared to $763,000 in 1996 (90% of total revenue). Revenues from contract engineering were $28,000 (7% of revenue) in the period as compared to $66,000 (8% of revenue) in the same period of 1996. No license fee revenues were recognized in the period ended March 31, 1997. License fee revenues in the period ended March 31, 1996 of $16,000 (2% of revenue) were realized from one customer, Forever Yours Inc.

     Dycam intends to continue to pursue its standard product strategy by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital cameras products, software, and accessories to selected targeted markets. Dycam, however, will continue to increase its efforts to license its technology to others and expand the custom product line to exploit the opportunities to design products that combine custom built digital cameras with specialized software, hardware or packaging in order to satisfy an identified business opportunity. During 1996, Dycam devoted a substantial portion of its resources to pursuing custom and contract engineering business with the goal of generating future sales. One example of this strategy is Dycam's relationship with Forever Yours. The core element of the Forever Yours camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with Forever Yours. In addition to the sale of cameras to Forever Yours, Dycam's arrangement with Forever Yours provides that, in exchange for certain development and maintenance services, Dycam is entitled to a 7.5% royalty on all Forever Yours sales. Subsequent to the sale of Forever Yours to Hasco International, such fees will be fixed at $25,000 per quarter for 12 quarters, after which time Dycam's service obligations expire and no further license fees will be paid by Hasco. However, Dycam believes arrangements such as its Forever Yours agreement and the ongoing agreement with Hasco International may lead to additional contract engineering revenues and custom camera sales opportunities.

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues for the three months ended March 31, 1997 decreased to 25%, compared to 36% in the three months ended March 31, 1996, primarily as a result of the decreased revenues and margins from mature camera product sales and decreased revenues from licenses and contract engineering. Gross margins may continue to remain at lower levels if the Company's custom products business does not contribute a significant portion to the Company's revenues or if increased service revenues are not realized.

     Selling, general and administrative expenses consist of administrative expenses at the Company headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent and occupancy costs. Selling, general and administrative expenses increased $59,000 for the three months ended March 31, 1997 to $344,000 (90% of revenues) from $285,000 (34% of revenues) for the same period in 1996. The increase resulted primarily from expenses associated with reorganizing the Sales and Marketing functions of the Company, including the hiring of a new Vice-President of Sales and Marketing, and increased legal and professional expenses.

     Product development and research expenses decreased $36,000 to $123,000 (32% of revenues) in the three months ended March 31, 1997 compared to $159,000 (19% of revenues) in 1996. This decrease is attributable to reductions in personnel, and the completion of certain developments of products introduced for sale in 1996. The Company believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

     Inventories decreased by $55,000 to $339,000 at March 31, 1997 when compared to December 31, 1996, primarily as a result of continuing sales of older products, including the Forever Yours camera system, from inventory. The acceptance and success of the Forever Yours business and the related purchase and management of said business by Hasco International is not yet assured, and if unsuccessful may result in lower than anticipated revenues for the Company and a write down of the carrying value of that unique inventory associated with the Forever Yours camera system, which at March 31, 1997 was valued at approximately $53,000.

     The net loss per common share was ($0.15) for the three months ended March 31, 1997 compared to net loss per common share of ($0.07) for the three months ended March 31, 1996.

Liquidity and Capital Resources

     At March 31, 1997, Dycam had cash and short-term investments on hand of $424,000, a decrease of $166,000 from $590,000 at December 31, 1996.

     Accounts receivable, net of allowance for doubtful accounts of $5,000, decreased $7,000 during the three months ended March 31, 1997.

     Camera equipment related to operating leases to Forever Yours, increased by $19,000 during the three months ended March 31, 1997. Such camera equipment will be depreciated over the life of the leases.

     Current liabilities during the three months ended March 31, 1997 increased by $110,000 to $347,000, primarily as a result of increases in accounts payable of $106,000.

     Dycam's working capital at March 31, 1997 was $665,000 a decrease of $359,000 when compared to $1,024,000 at December 31, 1996. Working capital decrease was primarily the result of net losses of $461,000. The current ratio at March 31, 1997 was 2.9 to 1 compared to 5.3 to 1 at December 31, 1996.

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

  The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. Interest income of $25,000 and $25,000 respectively is included in the accompanying 1997 and 1996 three month statement of operations related to the Styles loan. The note receivable has been reflected as an offset to stockholders' equity in the accompanying statements of stockholders' equity due to uncertainty regarding its ultimate collectability. As of May 9, 1997 interest payments for March and April of 1997 are past due. Styles has informed Dycam that it will satisfy all past due payments and related penalties due under the Note from the proceeds of the sale of Forever Yours, which is expected to be completed in June 1997.

     Since the closing of the Rights Offering, Dycam has expended approximately $4,700,000 of the moneys raised in that offering, which amount includes the above-referenced $1,000,000 secured loan to Styles. Commencing in the second quarter of 1994, Dycam embarked on a program to market and sell its standard digital camera products to select markets. Although Dycam was able to generate short term increases in sales in these markets, it has determined that a large market does not currently exist for its standard digital camera systems. Consequently, during the first quarter of 1995, Dycam decided to de-emphasize the sale of its internally designed standard products and will, in the future, concentrate its efforts on custom product development, value added distribution of standard digital cameras produced by others for Dycam, and cooperative ventures. These cooperative ventures include Dycam's ongoing relationship with Forever Yours, for whom Dycam has developed a digital imaging system designed for taking photographs of newborn infants.

     Dycam anticipates that its operating and research and development activities in fiscal 1997 will continue to use cash and expects that its cash balance in fiscal 1997 will continue to decline. However, Dycam believes that its existing cash balances, the payments due under the intercompany loan, payments of the accrued license fees and receivables from the sale of Forever Yours, and cash flow from operations will be sufficient to meet its cash requirements through September 1997, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

                                  DYCAM INC.



                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Dycam Inc.



May 14, 1997                            By: John Edling


                                        /s/ John Edling
                                        ---------------------------
                                        John Edling, President
                                        and Chief Financial Officer