Form 10QSB
period 1997-06-30
DYCAM INC
filed 1997-08-14
CIK 850971

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES [X]        NO [_]

   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      COMMON STOCK, $.01 PAR VALUE, 3,120,848 SHARES AS OF JUNE 30, 1997

           Transitional Small Business Disclosure Format (Check one)

                                      YES [ ]        NO [X]

          PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements



                                  DYCAM INC.

                                BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                ASSET
                                                         June 30, 1997              December 31, 1996
Current assets:
  Cash and cash equivalents                                  $454,000                   $   590,000
  Accounts receivable, net                                    218,000                       237,000
  Inventory                                                   223,000                       394,000
  Prepaid expenses and other current assets                         0                        40,000
                                                          -----------                   -----------
     Total current assets                                     895,000                     1,261,000

Goodwill, net of accumulated amortization
  of $944,000                                               4,610,000                     4,749,000

Property and equipment, net                                   350,000                       439,000

Deposits                                                       17,000                        18,000
                                                          -----------                   -----------

  Total assets                                            $ 5,872,000                   $ 6,467,000
                                                          ===========                   ===========

                     LIABILITIES AND STOCKHOLDERS'  EQUITY

Current liabilities:
  Accounts payable                                           $137,000                      $134,000
  Accounts payable-intercompany                                     0                             0
  Accrued payroll and related expenses                         97,000                        79,000
  Accrued expenses                                             49,000                        24,000
  Income taxes payable                                              0                             0
                                                          -----------                   -----------
     Total current liabilities                                283,000                       237,000
                                                          -----------                   -----------
Commitments

Stockholders' equity
  Common stock (par value $.01)                                31,000                        31,000
  Additional paid in capital                               10,710,000                    10,710,000
  Accumulated deficit                                      (4,152,000)                   (3,511,000)
  Note Receivable from Styles                              (1,000,000)                   (1,000,000)
                                                          -----------                   -----------
     Total shareholders' equity                             5,589,000                     6,230,000
                                                          -----------                   -----------
       Total liabilities and shareholders' equity         $ 5,872,000                   $ 6,467,000
                                                          ===========                   ===========

                                  DYCAM INC.

                           STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996




                                                          Three Months Ended              Six months ended
                                                     June 30, 1997   June 30, 1996  June 30, 1997  June 30, 1996

Revenues
   Camera Sales                                        $  437,000     $  601,000     $  792,000      $1,364,000
   Contract engineering fees                           $  111,000     $   67,000     $  139,000      $  133,000
   License fees                                        $  228,000     $    2,000     $  228,000      $   18,000
                                                       ----------     ----------     ----------      ----------
                                                       $  776,000     $  670,000     $1,159,000      $1,515,000
                                                       ----------     ----------     ----------      ----------

Cost of revenues
   Camera Sales                                           378,000        334,000        646,000         821,000
   Contract engineering fees                               32,000         45,000         50,000          90,000
   License fees                                                                                          11,000
                                                       ----------     ----------     ----------      ----------
                                                          410,000        379,000        696,000         922,000
                                                       ----------     ----------     ----------      ----------

Gross profit                                              366,000        291,000        463,000         593,000
                                                       ----------     ----------     ----------      ----------

Operating expenses:
   Selling,  general & administrative expenses            294,000        313,000        638,000         598,000
   Research and Development                               120,000        139,000        243,000         298,000
   Depreciation and amortization                          126,000        112,000        247,000         221,000
                                                       ----------     ----------     ----------      ----------
                                                          540,000        564,000      1,128,000       1,117,000
Income before
   Non - operating income and taxes                      (174,000)      (273,000)      (665,000)       (524,000)

Non - operating income                                     (6,000)        39,000         24,000          80,000
                                                       ----------     ----------     ----------      ----------
Income (loss) before taxes                               (180,000)      (234,000)      (641,000)       (444,000)

Provision for income taxes                                      0              0              0               0
                                                       ----------     ----------     ----------      ----------


   Net income (loss)                                   $(180,000)     $ (234,000)    $ (641,000)     $ (444,000)
                                                       =========      ==========     ==========      ==========

Net income (loss) per share:                              ($0.06)         ($0.07)        ($0.21)         ($0.14)

Weighted average shares of common
stock outstanding                                       3,120,836      3,120,836      3,120,836       3,120,836

                                  DYCAM INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE YEAR ENDED 1996 AND SIX MONTHS ENDED JUNE 30, 1997

                                     Common Stock
                                    No. of shares      Par value      Addtl. pd in Cap.
                                    -------------     -----------     -----------------
Balance at December 31, 1996           3,120,836           31,000          10,710,000

Net loss for first six months
                                     -----------      -----------         ----------

Balance at June 30, 1997               3,120,836      $    31,000         $10,710,000
                                     ===========      ===========         ===========


                                   Note Receivable    Accumulated        Stockholders
                                     from Styles        Deficit             Equity
                                   ---------------    -----------        ------------
Balance at December 31, 1996
                                      (1,000,000)      (3,511,000)         6,230,000
Net loss for first six months
                                                         (641,000)          (641,000)
                                     -----------      -----------         ----------
Balance at June 30, 1997
                                     $(1,000,000)     $(4,152,000)        $5,589,000
                                     ===========      ===========         ==========

                                  DYCAM INC.

                            STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 and 1996

                                                                           JUNE 30, 1997    JUNE 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                             $(641,000)      $ (444,000)
                                                                             ---------       ----------
      Adjustments to reconcile Net Income (loss)
      to Net Cash provided by (used in) operating activites:
         Depreciation                                                          108,000           80,000
         Amortization of goodwill                                              139,000          139,000
         Allowance for doubtful accounts
         Changes in assets and liabilities:
          (Increase) / decrease in accounts receivable                          18,000         (128,000)
          (Increase) / decrease in royalty receivable                                0                0
          (Increase) / decrease in inventories                                 171,000          104,000
          (Increase) / decrease in prepaid expenses                                  0            8,000
          (Increase) / decrease in other current assets                         40,000            1,000
          Increase / (decrease) in accounts payable                              3,000           32,000
          Increase / (decrease) in accounts payable-intercompany                     0                0
          Increase / (decrease) in accrued expenses                              8,000           10,000
          Increase / (decrease) in accrued payroll and related expenses         19,000                0
          Increase / (decrease) in deferred revenue                             17,000                0
          Increase / (decrease) in income taxes payable                              0                0
                                                                             ---------       ----------
                      Total adjustments                                        276,000           27,000
                                                                             ---------       ----------

          Net cash provided by (used in) operating activites                  (118,000)        (198,000)
                                                                             ---------       ----------

     CASH FLOWS FROM INVESTING ACTIVITIES:

          (Increase) / decrease in property and equipment                      (19,000)         (70,000)
          (Increase) / decrease in Note receivable from SOV                          0                0
          (Increase) / decrease in deposits                                      1,000           12,000
                                                                             ---------       ----------
          Net cash used in investing activites                                 (18,000)         (58,000)

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Offering Expenses                                                          0                0
          Issuance of common stock                                                   0                0
                                                                             ---------       ----------
          Net cash provided by financing activities                                  0                0
          NET INCREASE / (DECREASE)  IN CASH                                  (136,000)        (256,000)

     CASH,  BEGINNING BALANCE                                                  590,000        1,374,000
                                                                             ---------       ----------
     CASH,  ENDING BALANCE                                                   $ 454,000       $1,118,000
                                                                             =========       ==========

                                 DYCAM INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General

The accompanying unaudited interim financial statements of Dycam Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1996 as filed with the U.S. Securities and Exchange Commission.

Basis of Presentation

Since 1994, the Company has suffered substantial recurring losses from operations and has an accumulated deficit as of June 30, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. The Company's operating plan for calendar year 1997 includes increased sales, higher margins on certain segments of the custom products and licensing business, reduced expenses as a percentage of revenues, collections of interest payments due from Styles, and improved cash flows sufficient to cover the Company's financing needs. There can be no assurance that the Company will be successful in these regards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Property and Equipment

Included in property and equipment is camera equipment held under lease to a subsidiary of Styles in the amount of $228,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years.

Goodwill


Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Dycam assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted future cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill is being amortized on a straight-line basis over the expected 20 year life. During 1996 and 1995 Dycam recorded $278,000 and $278,000 of amortization expense, respectively. Goodwill amortization of $139,000 was recorded for the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997 no impairment of goodwill was determined by management.

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

NOTE 2 - CONCENTRATIONS
-----------------------

Major Customers/Vendors

No customer accounted for more than 10% of camera sales for the three or six months ended June 30, 1997. One customer accounted for 12% of camera sales for the three months ended June 30, 1996. No customer accounted for more than 10% of camera sales for the six month period ended June 30, 1996.

One customer accounted for $75,000 of contract engineering fees (69% of contract engineering fees) for the three months ended June 30, 1997, and $75,000 of contract engineering fees (54% of contract engineering fees) for the six months
ended June 30, 1997.   A different customer accounted for $65,000 of contract
engineering fees (97% of contract engineering fees) for the three months ended June 30, 1996, and $122,000 of contract engineering fees (92% of contract engineering fees) for the six months ended June 30, 1996.

Dycam purchased materials from one vendor for $53,000 and from a different vendor for $510,000, which represented 15% and 57% of all materials purchased during the three months ended June 30, 1997 and 1996, respectively. Substantially all of such purchases are related to standard digital camera products.

                                  DYCAM INC.

NOTE 2 - CONCENTRATIONS, continued
----------------------------------

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

NOTE 3 - TRANSACTIONS WITH STYLES
---------------------------------

Note Receivable from Styles on Video Inc.

On December 14, 1994, Dycam loaned to Styles $500,000. On January 25, 1995, Dycam loaned an additional $500,000 to Styles. Styles signed an amended and restated promissory note dated January 25, 1995 for the full $1,000,000 note, bearing interest at 2% above a bank's prime rate, interest payable monthly, with a maturity date of September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998, and fixed the interest rate at 10%. The interest is payable monthly. The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. The note receivable has been reflected as an offset to stockholders' equity in the accompanying statements of stockholders' equity due to uncertainty regarding its ultimate collectability. As of August 11, 1997 interest payments for the period March through July of 1997 are past due. Styles has informed Dycam that it is unable to satisfy the past due payments and related penalties due under the Note, and Dycam has notified Styles that a condition of default under the terms of the Note has occurred.

Dycam has offset the Note interest receivables with an accrued expense for bad debt.

Accounts Receivable From Subsidiary of Styles

None

Revenues

Included in the accompanying June 30, 1997 and 1996 statements of operations under camera sales and license fees is $71,000 and $45,000, respectively, of revenues related to camera equipment formerly leased to a subsidiary of Styles and currently leased to Hasco.

Deferred revenues

Commencing April 1996, Dycam and a subsidiary of Styles entered into an agreement to defer certain license revenues due Dycam for a period of up to 12 months. Deferred revenues (net of expenses) in the amount of $221,000 were received from Forever Yours in June, 1997.

                                 DYCAM INC.

NOTE 3 - TRANSACTIONS WITH STYLES, continued
--------------------------------------------

Sale of Forever Yours Inc.


On December 13, 1996, Styles signed a letter of intent to sell substantially all of the net assets of Forever Yours, the subsidiary of Styles that leases the cameras. The buyer is Hasco International ("Hasco"), a competitor of Forever Yours in the newborn hospital photographic business. Effective January 31, 1997, Styles executed definitive agreements with the buyer for the sale, which closed in June, 1997.

At the closing, Forever Yours and Dycam terminated their existing contractual relationships involving the use of Dycam's cameras, software, and other supporting goods and services, and Hasco and Dycam entered into a Dycam Master Agreement (the "Dycam Master Agreement") with respect to the assumption of Forever Yours' digital camera lease obligations to Dycam, the leasing by Hasco of additional Dycam digital cameras, and a royalty-free license of certain digital camera technology by Dycam to Hasco, certain hardware and software support services to be provided by Dycam for a three-year period commencing on the closing date and certain additional terms. Under the Dycam Master Agreement, Hasco will be required to pay Dycam specified leasehold payments for leased cameras, a $300,000 fee (payable quarterly over a three-year period) for the support services, and the cost of certain hardware upgrades.

Styles has agreed to deliver to Hasco an option permitting Hasco to purchase from shares owned by Styles that number of shares of Dycam common stock equal to 4.9% of the outstanding shares of the common stock of Dycam on the closing date (approximately 152,921 shares as of June 30, 1997). The exercise price of this three year option to be granted to the buyer is $0.25 which is equal to the average closing price for Dycam common stock during the period from January 31, 1997 through June 13, 1997.



NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at June 30, 1997 consists of the following:

               Machinery and equipment            $ 293,000
               Camera equipment                     367,000
               Office equipment                     109,000
                                                  ---------
                                                    769,000

               Less:  accumulated depreciation     (419,000)
                                                  ---------

                                                  $ 350,000
                                                  =========

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

     Certain statements made in this Form 10-QSB which are not historic facts constitute forward looking statements within the meaning of the Securities Reform Act of 1995. Such forward looking statements involve risks and uncertainties and, in some cases, are based upon various factors beyond Dycam's control. These risks and uncertainties include, among other things, the ability of Styles on Video to continue to service its outstanding indebtedness owed to Dycam, the market reception for digital cameras in general and Dycam's products specifically, the impact of competition from other companies in the digital camera industry, developments which may render Dycam's products and services obsolete or less attractive, Dycam's ability to finance growth from its working capital, and its ability to obtain third party financing if its working capital is not sufficient to meet its needs. Furthermore, Styles on Video and Hasco International ("Hasco"), have completed a transaction under which substantially all of the assets of Forever Yours have been purchased by Hasco. Concurrently with the closing of this asset purchase transaction, Dycam and Hasco entered into a 3 year agreement under which Dycam will receive quarterly payments for continuing camera maintenance and development services, and camera lease payments from certain leased camera payment obligations assumed by Hasco. Payment of deferred license fees due Dycam from Forever Yours was satisfied from the proceeds of the Forever Yours sale. This transaction and the continuing agreement with Hasco may result in substantially lower revenues to Dycam than would have been realized under the original agreements with Forever Yours.

     The Company believes that its existing cash balances, the payments due under the intercompany loan, payments of the accrued license fees and receivables from the sale of Forever Yours, and cash flow from operations will be sufficient to meet its cash requirements through December 1997, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

     Three months ended June 30, 1997 compared to the three months ended June
     ------------------------------------------------------------------------
30, 1996
--------

     Total revenues for the three months ended June 30, 1997 were $776,000. Total revenues increased $106,000 (16%) from revenues of $670,000 for the three months ended June 30, 1996. The increase in revenue was primarily associated with receipt of deferred license fees in the amount of $220,000. Revenues from camera sales were $437,000 (56% of total revenue) in the three months ended june 30, 1997 as compared to $601,000 in 1996 (90% of total revenue). Revenues from contract engineering were $111,000 (14% of revenue) in the period as compared to $67,000 (10% of revenue) in the same period of 1996. $228,000 (29% of revenues) of license fee revenues were recognized in the period ended June 30, 1997. No license fee revenues in the period ended June 30, 1996 were recognized.

     Dycam intends to continue to pursue its standard product strategy by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital cameras products, software, and accessories to selected targeted markets. Dycam, however, will continue to increase its efforts to license its technology to others and expand the custom product line to exploit opportunities to design products that combine custom built digital cameras with specialized software, hardware or packaging in order to satisfy an identified business opportunity. During 1996, Dycam devoted a substantial portion of its resources to pursuing custom and contract engineering business with the goal of generating future sales. One example of this strategy is Dycam's former relationship with Forever Yours and continuing relationship with Hasco International which purchased substantially all of the assets of Forever Yours. The core element of the Forever Yours camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with Forever Yours. In addition to the sale of cameras to Forever Yours, Dycam's arrangement with Forever Yours provided that, in exchange for certain development and maintenance services, Dycam would receive a 7.5% royalty on all Forever Yours sales. Subsequent to the sale of Forever Yours to Hasco International, such fees have been fixed at $25,000 per quarter for 12 quarters, after which time Dycam's service obligations expire and no further license fees will be paid by Hasco. However, Dycam believes arrangements such as its Forever Yours agreement and the ongoing agreement with Hasco International may lead to additional contract engineering revenues and custom camera sales opportunities.

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues for the three months ended June 30, 1997 increased to 47%, compared to 43% in the three months ended June 30, 1996, primarily as a result of the deferred license payments received. Without the deferred license fee payment, gross profits as a percentage of revenues would have been approximately 37% for the three months ended June 30, 1997. Gross margins may continue to remain at lower levels if the Company's custom products business does not contribute a significant portion to the Company's revenues or if increased service revenues are not realized.

     Selling, general and administrative expenses consist of administrative expenses at the Company headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent and occupancy costs. Selling, general and administrative expenses decreased $19,000 for the three months ended June 30, 1997 to $294,000 (38% of revenues) from $313,000 (47% of revenues) for the same period in 1996. The decrease resulted primarily from decreased Sales and Marketing expenses.

     Product development and research expenses decreased $19,000 to $120,000 (15% of revenues) in the three months ended June 30, 1997 compared to $139,000 (21% of revenues) in 1996. This decrease is attributable to reductions in personnel, and the completion of certain developments of products introduced for sale in 1996. The Company believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

     Inventories decreased by $171,000 to $223,000 at June 30, 1997 when compared to December 31, 1996, primarily as a result of continuing sales of older products, including the Forever Yours camera system, from inventory, and a write down of the carrying value of that unique inventory associated with the Forever Yours camera system of $61,000.

     The net loss per common share was ($0.06) for the three months ended June 30, 1997 compared to net loss per common share of ($0.07) for the three months ended June 30, 1996.

     Six months ended June 30, 1997 compared to the Six months ended June 30,
     ------------------------------------------------------------------------
1996
----

     Revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Sales during the six month period ended June 30, 1997 were $1,159,000. Total sales decreased by $356,000 (23%) from $1,515,000 for the period ended June 30, 1996. The decrease in revenue was primarily due to decreased sales of camera equipment, increased competition, lower sales prices, and phase out of the Model 10-C product as it approaches end of life.

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues increased to 40% in the first six months of 1997, compared to 39% in the first six months of 1996, primarily as a result of the increase in license fees revenues due to receipt of deferred license revenues. Without receipt of the deferred license fee payment, gross profits as a percentage of revenues would have decreased to approximately 32% in the first six months of 1997.

     Selling, general, and administrative expenses consist of administrative expenses at the company's headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent, and other occupancy costs. Selling, general, and administrative costs increased by $40,000 for the first six months of 1997 to $638,000 (55% of revenues) from $598,000 (39% of revenues) for the first six months of 1996. The increase resulted primarily from an increase in one time expenses associated with restructuring the sales and marketing organization of the company in the first quarter of 1997. Product development expenses decreased $55,000 to $243,000 (21% of revenues) for the six month period compared to $298,000 (20% of revenues) for the same period in 1996. The decrease is attributable to reductions in personnel, and the completion of certain developments of products introduced for sale in 1996. Depreciation and amortization costs for the first six months of 1997 were $247,000.

     Net loss per common share was ($0.21) for the first six months of 1997 and ($0.14) for the first six months of 1996.



Liquidity and Capital Resources

     At June 30, 1997, Dycam had cash and short-term investments on hand of $454,000, a decrease of $136,000 from $590,000 at December 31, 1996.

     Accounts receivable, net of allowance for doubtful accounts, decreased $19,000 during the six months ended June 30, 1997.

     Camera equipment related to operating leases to Forever Yours, increased by $19,000 during the six months ended June 30, 1997. Such camera equipment will be depreciated over the life of the leases.

     Current liabilities during the three months ended June 30, 1997 increased by $46,000 to $283,000, primarily as a result of increases in payroll liabilities of $18,000 and deferred revenues of $17,000.

     Dycam's working capital at June 30, 1997 was $612,000 a decrease of $412,000 when compared to $1,024,000 at December 31, 1996. Working capital decrease was primarily the result of net losses of $641,000. The current ratio at June 30, 1997 was 3.2 to 1 compared to 5.3 to 1 at December 31, 1996.

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

   The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. Interest income of $0 and $25,000 respectively is included in the accompanying 1997 and 1996 three month statement of operations related to the Styles loan. The note receivable has been reflected as an offset to stockholders' equity in the accompanying statements of stockholders' equity due to uncertainty regarding its ultimate collectability. As of August 11, 1997 interest payments for March through July of 1997 are past due. Styles has informed Dycam that it is unable to satisfy the past due payments and related penalties due under the Note, and Dycam has notified Styles that a condition of default under the terms of the Note has occurred. Dycam has offset the Note interest receivables with an accrued expense for bad debt.

     Since the closing of the Rights Offering, Dycam has expended approximately $4,800,000 of the moneys raised in that offering, which amount includes the above-referenced $1,000,000 secured loan to Styles. Commencing in the second quarter of 1994, Dycam embarked on a program to market and sell its standard digital camera products to select markets. Although Dycam was able to generate short term increases in sales in these markets, it has determined that a large market does not currently exist for its standard digital camera systems. Consequently, during the first quarter of 1995, Dycam decided to de-emphasize the sale of its internally designed standard products and will, in the future, concentrate its efforts on custom product development, value added distribution of standard digital cameras produced by others for Dycam, and cooperative ventures. These cooperative ventures include Dycam's ongoing relationship with Hasco International and its past relationship with Forever Yours Inc., for whom Dycam has developed a digital imaging system designed for taking photographs of newborn infants.

     Dycam anticipates that its operating and research and development activities in fiscal 1997 will continue to use cash and expects that its cash balance in fiscal 1997 will continue to decline. However, Dycam believes that its existing cash balances and cash flow from operations will be sufficient to meet its cash requirements through December 1997, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

                                   DYCAM INC.



                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Dycam Inc.



August 14, 1997                         By: John Edling




                                        /s/ John Edling
                                        ---------------------------
                                        John Edling, President
                                        and Chief Financial Officer