Form 10QSB
period 1997-09-30
DYCAM INC
filed 1997-11-14
CIK 850971

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                  FORM 10-QSB



Mark One

           [XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1997

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

                               YES  X         NO
                                   ---           ---


   State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

   Common Stock,   $.01 Par Value,  3,120,836 shares as of October 31, 1997

           Transitional Small Business Disclosure Format (Check one)

                               YES            NO  X
                                   ---           ---

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                                  DYCAM INC.

                                BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                    ASSETS
                                    ------

                                                           September 30, 1997      December 31, 1996
                                                           ------------------      -----------------
Current assets:
  Cash and cash equivalents                                       $   356,000            $   590,000
  Accounts receivable, net                                            179,000                237,000
  Inventory                                                           153,000                394,000
  Prepaid expenses and other current assets                                 0                 40,000
                                                                  -----------            -----------
    Total current assets                                              688,000              1,261,000

Goodwill, net of accumulated amortization
  of $1,013,000                                                     4,541,000              4,749,000

Property and equipment, net                                           297,000                439,000

Deposits                                                               17,000                 18,000
                                                                  -----------            -----------

    Total assets                                                  $ 5,543,000            $ 6,467,000
                                                                  ===========            ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Accounts payable                                                $   115,000            $   134,000
  Accounts payable-intercompany                                             0                      0
  Accrued payroll and related expenses                                108,000                 79,000
  Accrued expenses                                                     48,000                 24,000
  Income taxes payable                                                      0                      0
                                                                  -----------            -----------
    Total current liabilities                                         271,000                237,000
                                                                  -----------            -----------
Commitments

Stockholders' equity
  Common stock (par value $.01)                                        31,000                 31,000
  Additional paid in capital                                       10,710,000             10,710,000
  Accumulated deficit                                              (4,469,000)            (3,511,000)
  Note Receivable from Styles                                      (1,000,000)            (1,000,000)
                                                                  -----------            -----------
    Total shareholders'  equity                                     5,272,000              6,230,000
                                                                  -----------            -----------
    Total liabilities and shareholders' equity                    $ 5,543,000            $ 6,467,000
                                                                  ===========            ===========


                                  DYCAM INC.
                           STATEMENTS OF OPERATIONS
    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                           Quarter ended                            Nine months ended
                                                 Sept. 30, 1997      Sept. 30, 1996         Sept. 30, 1997      Sept. 30, 1996

Revenues
     Camera Sales                                     $ 499,000           $ 525,000             $1,291,000          $1,889,000
     Contract engineering fees                           55,000              43,000                194,000             176,000
     License fees                                        25,000                   0                253,000              18,000
                                                      ---------           ---------             ----------          ----------
          Total Revenues                                579,000             568,000              1,738,000           2,083,000
                                                      ---------           ---------             ----------          ----------
Cost of revenues
     Camera Sales                                       350,000             317,000                996,000           1,138,000
     Contract engineering fees                           27,000              15,000                 77,000             105,000
     License fees                                         5,000                                      5,000              11,000
                                                      ---------           ---------             ----------          ----------
          Total cost of revenues                        382,000             332,000              1,078,000           1,254,000
                                                      ---------           ---------             ----------          ----------

Gross profit                                            197,000             236,000                660,000             829,000

Operating expenses:
     Selling,  general & administrative expenses        274,000             291,000                912,000             889,000
     Research and Development                           117,000             137,000                360,000             435,000
     Depreciation and amortization                      127,000             113,000                374,000             334,000
                                                      ---------           ---------             ----------          ----------
          Total operating expenses                      518,000             541,000              1,646,000           1,658,000
                                                      ---------           ---------             ----------          ----------
Loss from operations                                   (321,000)           (305,000)              (986,000)           (829,000)

Non-operating income                                      4,000              36,000                 28,000             116,000
                                                      ---------           ---------             ----------          ----------
Loss before taxes                                      (317,000)           (269,000)              (958,000)           (713,000)
Provision for income taxes                                    0                   0                      0                   0
                                                      ---------           ---------             ----------          ----------

     Net loss                                         $(317,000)          $(269,000)             $(958,000)         $ (713,000)
                                                      =========           =========              =========          ==========

Net income (loss) per share:                          $   (0.10)          $   (0.09)             $   (0.31)         $    (0.23)

Weighted average shares of common
stock outstanding                                     3,120,836           3,120,836              3,120,836           3,120,836

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  DYCAM INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE YEAR ENDED 1995 AND NINE MONTHS ENDED SEPTEMBER 30, 1996

                                Common Stock                Additional     Note Receivable    Accumulated     Stockholders
                                No. of shares    Par value  Paid-in Cap.     from Styles        Deficit          Equity
                                -------------    ---------  ------------   ---------------    ------------    ------------
Balance at December 31, 1996        3,120,836      $31,000   $10,710,000       $(1,000,000)    $(3,511,000)     $6,230,000

Net loss for first nine months                                                                    (958,000)       (958,000)
                                    ---------      -------   -----------       -----------     -----------      ----------

Balance at September 30, 1997       3,120,836       31,000    10,710,000        (1,000,000)     (4,469,000)      5,272,000


                                  DYCAM, INC.

                            STATEMENT OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996



                                                                                         SEPT. 30, 1997         SEPT. 30, 1996

        CASH FLOWS FROM OPERATING ACTIVITIES:

                Net Income                                                                  $(958,000)            $(713,000)
                                                                                            ---------             ---------

                Adjustments to reconcile Net Income (loss)
                to Net Cash provided by (used in) operating activites:
                    Depreciation                                                             165,000                126,000
                    Amortization of goodwill                                                 208,000                208,000
                    Allowance for doubtful accounts
                    Changes in assets and liabilities:
                       (Increase) / decrease in accounts receivable                           58,000               (107,000)
                       (Increase) / decrease in royalty receivable                                 0                      0
                       (Increase) / decrease in inventories                                  241,000                112,000
                       (Increase) / decrease in prepaid expenses                                   0                  6,000
                       (Increase) / decrease in other current assets                          40,000                      0
                       Increase / (decrease) in accounts payable                             (19,000)                14,000
                       Increase / (decrease) in accounts payable-intercompany                      0                      0
                       Increase / (decrease) in accrued expenses                               7,000                 10,000
                       Increase / (decrease) in accrued payroll and related expenses          29,000                      0
                       Increase / (decrease) in deferred revenue                              17,000                      0
                       Increase / (decrease) in income taxes payable                               0                      0
                                                                                           ---------              ---------
                                 Total adjustments                                           373,000                 35,000
                                                                                           ---------              ---------

                Net cash provided by (used in) operating activites                          (212,000)              (344,000)
                                                                                           ---------              ---------

        CASH FLOWS FROM INVESTING ACTIVITIES:

                (Increase) / decrease in property and equipment                              (23,000)              (118,000)
                (Increase) / decrease in Note receivable from SOV                                  0                      0
                (Increase) / decrease in deposits                                              1,000                 13,000
                                                                                           ---------              ---------
                Net cash used in investing activites                                         (22,000)              (105,000)

        CASH FLOWS FROM FINANCING ACTIVITIES:
                Offering Expenses                                                                  0                      0
                Issuance of common stock                                                           0                      0
                                                                                           ---------              ---------
                Net cash provided by financing activities                                          0                      0

        NET INCREASE / (DECREASE) IN CASH                                                   (234,000)              (449,000)

        CASH,  BEGINNING BALANCE                                                             590,000              1,374,000
                                                                                           ---------              ---------

        CASH,  ENDING BALANCE                                                               $356,000               $925,000
                                                                                           =========              =========

  The accompanying notes are an integral part of these financial statements.

                                  DYCAM INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General

The accompanying unaudited interim financial statements of Dycam Inc. (the "Company") have been prepared in accordance the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996 as filed with the U.S. Securities and Exchange Commission.

Basis of Presentation

Since 1994, the Company has suffered substantial recurring losses from operations and has an accumulated deficit as of September 30, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. The Company's operating plan for calendar year 1997 includes increased sales, higher margins on certain segments of the custom products and licensing business, reduced expenses as a percentage of revenues, and improved cash flows sufficient to cover the Company's financing needs. There can be no assurance that the Company will be successful in these regards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Property and Equipment

Included in property and equipment is camera equipment held under lease to Hasco International ("Hasco") in the amount of $201,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Dycam assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on fair value and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill is being amortized on a straight-line basis over the expected 20 year life. During 1996 and 1995 Dycam recorded $278,000 and $278,000 of amortization expense, respectively. Goodwill amortization of $208,000 was recorded for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997 no impairment of goodwill was determined by management.

                                  DYCAM INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Revenue Recognition

Revenue from camera sales is recognized upon shipment of products. Contract engineering fees are recognized when the service is performed. License fee revenue is recognized when earned. Revenue from camera equipment leased to Hasco is included in camera sales and is being recognized when earned.

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

NOTE 2 - CONCENTRATIONS
-----------------------

Major Customers/Vendors

One customer accounted for 22% of camera sales for the three months ended September 30, 1997. A separate customer accounted for 20% of camera sales for the three months ended September 30, 1996. No customer accounted for more than 10% of camera sales for the nine month periods ended September 30, 1997 and 1996.

One customer accounted for $41,000 of contract engineering fees (75% of contract engineering fees) for the three months ended September 30, 1997, and $126,000 of contract engineering fees (65% of contract engineering fees) for the nine months ended September 30, 1997. A different customer accounted for $33,000 of contract engineering fees (77% of contract engineering fees) for the three months ended September 30, 1996, and $156,000 of contract engineering fees (89% of contract engineering fees) for the nine months ended September 30, 1996.

Dycam purchased materials from one vendor for $72,000 and from a different vendor for $175,000, which represented 21% and 57% of all materials purchased during the three months ended September 30, 1997 and 1996, respectively. Substantially all of such purchases are related to standard digital camera products.

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

NOTE 3 - TRANSACTIONS WITH STYLES
---------------------------------

Note Receivable from Styles on Video Inc.

On December 14, 1994, Dycam loaned to Styles $500,000. On January 25, 1995, Dycam loaned an additional $500,000 to Styles. Styles signed an amended and restated promissory note dated January 25, 1995 for the full $1,000,000 note, bearing interest at 2% above a bank's prime rate, interest payable monthly, with a maturity date of September 1, 1995. Dycam subsequently extended the maturity date of the note to December 31, 1998, and fixed the interest rate at 10%. The interest is payable monthly. The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. The note receivable has been reflected as an offset to stockholders' equity in the accompanying statements of stockholders' equity due to uncertainty regarding its ultimate collectability. As of November 11, 1997 interest payments for the period March through October of 1997 are past due. Styles has informed Dycam that it is unable to satisfy the past due payments and related penalties due under the Note, and Dycam has notified Styles that a condition of default under the terms of the Note has occurred. The parties have reached an agreement in principle, subject to finalizing a definitive agreement, under which approximately 80% of the Common Stock of Dycam owned by Styles will be retired in order to satisfy the outstanding balance due on the Note.

Revenues

Included in the accompanying September 30, 1997 and 1996 statements of operations under camera sales is $72,000 and $53,000, respectively, of revenues related to camera equipment formerly leased to a subsidiary of Styles and currently leased to Hasco.

Deferred revenues

Commencing April 1996, Dycam and a subsidiary of Styles entered into an agreement to defer certain license revenues due Dycam for a period of up to 12 months. Deferred revenues (net of expenses) in the amount of $221,000 were received from Forever Yours in June, 1997.

                                  DYCAM INC.

NOTE 3 - TRANSACTIONS WITH STYLES, continued
-------------------------------------------

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

At the closing, Forever Yours and Dycam terminated their existing contractual relationships involving the use of Dycam's cameras, software, and other supporting goods and services, and Hasco and Dycam entered into a Master Agreement (the "Dycam Master Agreement") with respect to the assumption of Forever Yours' digital camera lease obligations to Dycam, the leasing by Hasco of additional Dycam digital cameras, and a royalty-free license of certain digital camera technology by Dycam to Hasco, certain hardware and software support services to be provided by Dycam for a three-year period commencing on the closing date and certain additional terms. Under the Dycam Master Agreement, Hasco will be required to pay Dycam specified leasehold payments for leased cameras, a $300,000 fee (payable quarterly over a three-year period) for the support services, and the cost of certain hardware upgrades.

Styles has agreed to deliver to Hasco an option permitting Hasco to purchase from shares owned by Styles that number of shares of Dycam common stock equal to 4.9% of the outstanding shares of the common stock of Dycam on the Closing date (approximately 152,921 shares as of September 30, 1997). The exercise price of this three year option to be granted to the buyer is $0.25 which is equal to the average closing price for Dycam common stock during the period from January 13, 1997 through June 13, 1997.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at September 30, 1997 consists of the following:

          Machinery and equipment                 $ 293,000
          Camera equipment                          367,000
          Office equipment                          112,000
                                                  ---------
                                                    773,000

          Less: accumulated depreciation           (476,000)
                                                    -------

                                                  $ 297,000
                                                   ========

MANAGEMENT'S DISCUSSION AND ANALYSIS

General

     The Company commenced operations in April 1988, and was incorporated in Delaware July, 1988. The Company became a wholly owned subsidiary of Styles Video Inc. a publicly traded Delaware corporation (Styles) on February 7, 1994. Effective June 21, 1994, the Company effected an underwritten Rights Offering of 1,000,000 shares of its Common Stock. From and after the close of the Rights Offering, Styles owned approximately 55% of the Company's common stock. Since its inception, the Company's business has been the design, manufacture and sale of digital cameras and associated hardware and software products primarily for use with personal computers. Substantially all of the Company's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work.

     Certain statements made in this Form 10-QSB which are not historic facts constitute forward looking statements within the meaning of the Securities Reform Act of 1995. Such forward looking statements involve risks and uncertainties and, in some cases, are based upon various factors beyond Dycam's control. These risks and uncertainties include, among other things, the ability of Styles on Video to satisfy its outstanding indebtedness owed to Dycam, the market reception for digital cameras in general and Dycam's products specifically, the impact of competition from other companies in the digital camera industry, developments which may render Dycam's products and services obsolete or less attractive, Dycam's ability to finance growth from its working capital, and its ability to obtain third party financing if its working capital is not sufficient to meet its needs. Furthermore, Styles on Video and Hasco International ("Hasco"), have completed a transaction under which substantially all of the assets of Forever Yours have been purchased by Hasco. Concurrently with the closing of this asset purchase transaction, Dycam and Hasco entered into a 3 year agreement under which Dycam will receive quarterly payments for continuing camera maintenance and development services, and camera lease payments from certain leased camera payment obligations assumed by Hasco. Payment of deferred license fees due Dycam from Forever Yours was satisfied from the proceeds of the Forever Yours sale. This transaction and the continuing agreement with Hasco may result in substantially lower revenues to Dycam than would have been realized under the original agreements with Forever Yours.

     The Company believes that its existing cash balances and cash flow from operations will be sufficient to meet its cash requirements through June 1998, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

    Three months ended September 30, 1997 and compared to the three months
     ----------------------------------------------------------------------
                           ended September 30, 1996
                           ------------------------

      Total revenues for the three months ended September 30, 1997 were $579,000. Total revenues increased $11,000 (2%) from revenues of $568,000 for the three months ended September 30, 1996. Revenues from camera sales were $499,000 (86% of total revenue) in the three months ended September 30, 1997 as compared to $525,000 in 1996 (92% of total revenue). Revenues from contract engineering were $55,000 (10% of revenue) in the period as compared to $43,000 (8% of revenue) in the same period of 1996. $25,000 (4% of revenues) of license fee revenues were recognized in the period ended September 30, 1997. No license fee revenues in the period ended September 30, 1996 were recognized.

     Dycam intends to continue to pursue its standard product strategy by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital cameras products, software, and accessories to selected targeted markets. Dycam, however, will continue to increase its efforts to license its technology to others and expand the custom product line to exploit opportunities to design products that combine custom built digital cameras with specialized software, hardware or packaging in order to satisfy an identified business opportunity. During 1996, Dycam devoted a substantial portion of its resources to pursuing custom engineering business with the goal of generating future sales. One example of this strategy is Dycam's former relationship with

Forever Yours and continuing relationship with Hasco International which purchased substantially all of the assets of Forever Yours. The core element of the Forever Yours camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with Forever Yours. In addition to the sale of cameras to Forever Yours, Dycam's arrangement with Forever Yours provided that, in exchange for certain development and maintenance services, Dycam would receive a 7.5% royalty on all Forever Yours sales. Subsequent to the sale of Forever Yours to Hasco International, such fees have been fixed at $25,000 per quarter for 12 quarters, after which time Dycam's service obligations expire and no further license fees will be paid by Hasco. However, Dycam believes arrangements such as its Forever Yours agreement and the ongoing agreement with Hasco International may lead to additional contract engineering revenues and custom camera sales opportunities.

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues for the three months ended September 30, 1997 decreased to 34%, compared to 42% in the three months ended September 30, 1996, primarily as a result of lower gross margins on camera sales. Gross margins may continue to remain at lower levels if the Company's custom products business does not contribute a significant portion to the Company's revenues or if increased service revenues are not realized.

     Selling, general and administrative expenses consist of administrative expenses at the Company headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent and occupancy costs. Selling, general and administrative expenses decreased $17,000 for the three months ended September 30, 1997 to $274,000 (47% of revenues) from $291,000 (51% of revenues) for the same period in 1996. The decrease resulted primarily from decreased Sales and Marketing expenses.

     Product development and research expenses decreased $20,000 to $117,000 (20% of revenues) in the three months ended September 30, 1997 compared to $137,000 (24% of revenues) in 1996. This decrease is attributable to reductions in personnel, and the completion of certain developments of products introduced for sale in 1996. The Company believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

     Inventories decreased by $241,000 to $153,000 at September 30, 1997 when compared to December 31, 1996, primarily as a result of continuing sales of older products, including the Forever Yours camera system, from inventory, and a write down of the carrying value of that unique inventory associated with the Forever Yours camera system of $61,000.

     The net loss per common share was ($0.10) for the three months ended September 30, 1997 compared to net loss per common share of ($0.09) for the three months ended September 30, 1996.

    Nine months ended September 30, 1997 compared to the Nine months ended
    ----------------------------------------------------------------------
                              September 30, 1996
                              ------------------

     Revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Sales during the nine month period ended September 30, 1997 were $1,738,000. Total sales decreased by $345,000 (17%) from $2,083,000 for the period ended September 30, 1996. The decrease in revenue was primarily due to decreased sales of camera equipment, increased competition, lower sales prices, and phase out of the Model 10-C product as it approaches end of life.

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues was 38% in the first nine months of 1997 and 40% for the comparable period in 1996. Without receipt of deferred license fee payments, gross profits as a percentage of revenues would have decreased to approximately 31% in the first nine months of 1997, primarily due to lower margins on camera sales.

     Selling, general, and administrative expenses consist of administrative expenses at the company's headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent, and other occupancy costs. Selling, general, and administrative costs increased by $23,000 for the first nine months of 1997 to $912,000 (52% of revenues) from $889,000 (43% of revenues) for the first nine months of 1996. The increase resulted primarily from an increase in one time expenses associated with restructuring the sales and marketing organization of the company in the first quarter of 1997. Product development expenses decreased $75,000 to $360,000 (21% of revenues) for the nine month period compared to $435,000 (21% of revenues) for the same period in 1996. The decrease is attributable to reductions in personnel, and the completion of cerain developments of products introduced for sale in 1996. Depreciation and amortization costs for the first nine months of 1997 were $374,000.

     Net loss per common share was ($0.31) for the first nine months of 1997 and ($0.23) for the first nine months of 1996.

Liquidity and Capital Resources

     At September 30, 1997, Dycam had cash and short-term investments on hand of $356,000, a decrease of $234,000 from $590,000 at December 31, 1996.

     Accounts receivable, net of allowance for doubtful accounts, decreased $58,000 during the nine months ended September 30, 1997.

     Camera equipment related to operating leases to Forever Yours, increased by $19,000 during the nine months ended September 30, 1997. Such camera equipment will be depreciated over the life of the leases.

     Current liabilities during the three months ended September 30, 1997 increased by $34,000 to $271,000, primarily as a result of increases in payroll liabilities of $29,000 and deferred revenues of $17,000, offset by a decrease in accounts payable of $19,000.

     Dycam's working capital at September 30, 1997 was $417,000 a decrease of $607,000 when compared to $1,024,000 at December 31, 1996. Working capital decrease was primarily the result of net losses of $958,000. The current ratio at September 30, 1997 was 2.5 to 1 compared to 5.3 to 1 at December 31, 1996.

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

     The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. Interest income of $0 and $25,000 respectively is included in the accompanying 1997 and 1996 three month statement of operations related to the Styles loan. The note reveivable has been reflected as an offset to stockholders' equity in the accompanying statement of stockholders' equity due to uncertainty regarding its ultimate collectability. As of November 11, 1997 interest payments for March through October of 1997 are past due. Styles has informed Dycam that it is uable to satisfy the past due payments and related penalties due under the Note, and Dycam has notified Stles that a condition of default under the terms of the Note has occurred. The parties have reached an agreement in principle, subject to finalizing a definitive agreement, under which approximately 80% of the Common Stock of Dycam owned by Styles will be retired in order to satisfy the outstanding balance due on the Note. Dycam has offset the Note interest receivables with an accrued expense for bad debt.

     Since the closing of the Rights Offering, Dycam has expended approximately $4,900,000 of the moneys raised in that offering, which amount includes the above-referenced $1,000,000 secured loan to Styles. Commencing in the second quarter of 1994, Dycam embarked on a program to market and sell its standard digital camera products to select markets. Although Dycam was able to generate short term increases in sales in these markets, it has determined that a large market does not currently exist for its standard digital camera systems. Consequently, during the first quarter of 1995, Dycam decided to de-emphasize the sale of its internally designed standard products and will, in the future, concentrate its efforts on custom product development, value added distribution of standard digital cameras produced by others for Dycam, and cooperative ventures. These cooperative ventures include Dycam's ongoing relationship with Hasco International and its past relationship with Forever Yours Inc., for whom Dycam has developed a digital imaging system designed for taking photographs of newborn infants.

     Dycam anticipates that its operating and research and development activities in fiscal 1997 will continue to use cash and expects that its cash balance in fiscal 1997 will continue to decline. However, Dycam believes that its existing cash balances and cash flow from operations will be sufficient to meet its cash requirements through June 1998, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

PART II

OTHER INFORMATION

Item 5.  Other information

     AS PREVIOUSLY DISCUSSED, AN AGREEMENT IN PRINCIPLE, SUBJECT TO FINALIZING A DEFINITIVE AGREEMENT, HAS BEEN REACHED WITH STYLES ON VIDEO INC. ("SOV") TO SATISFY SOV'S INDEBTEDNESS TO DYCAM. ANN EHRINGER, MARSHALL GELLER, AND BARRY PORTER, HAVE RESIGNED FROM DYCAM'S BOARD. ALL WERE MEMBERS OF THE BOARD OF DIRECTORS OF SOV.

     IN ORDER TO MORE EFFECTIVELY ADDRESS OPPORTUNITIES IN THE DIGITAL PHOTOGRAPHY MARKETPLACE, EFFECTIVE OCTOBER 1, 1997, DYCAM HAS ESTABLISHED TWO BUSINESS UNITS; THE PRODUCTS AND SERVICES BUSINESS UNDER THE DIRECTION OF JOHN EDLING, DYCAM'S CHIEF OPERATING OFFICER, AND THE TECHNOLOGY BUSINESS UNDER THE DIRECTION OF GEORGE ISMAEL, DYCAM'S CHIEF TECHNOLOGY OFFICER.

     SIMULTANEOUSLY WITH THE CREATION OF THESE BUSINESS UNITS, RON IVERSEN, FORMERLY DYCAM'S VICE PRESIDENT OF SALES AND MARKETING, ASSUMED THE POSITION OF CHIEF EXECUTIVE OFFICER OF DYCAM, AND WAS ELECTED TO DYCAM'S BOARD OF DIRECTORS. MR IVERSEN WILL CONTINUE TO MANAGE ALL OF DYCAM'S SALES AND MARKETING ACTIVITIES.

                                  DYCAM INC.



                                  SIGNATURES



     Pursuant to the requirements of the Securities Exhange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  Dycam Inc.



August 14, 1997                   By:  John Edling


                                  /s/ John Edling
                                  -----------------------
                                  John Edling,
                                  Chief Financial Officer