Form 10KSB40
period 1997-12-31
DYCAM INC
filed 1998-04-15
CIK 850971

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _____________ TO ______________


                        COMMISSION FILE NUMBER 1-13160


                                  DYCAM INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                      95-4202424
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                9414 ETON AVENUE, CHATSWORTH, CALIFORNIA 91311
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES X   NO    .
                                               ---    ---

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB [X]

      AT MARCH 31, 1998, THERE WERE OUTSTANDING 3,120,836 SHARES OF THE COMMON STOCK OF REGISTRANT, AND THE AGGREGATE MARKET VALUE OF THE SHARES HELD ON THAT DATE BY NON-AFFILIATES OF THE REGISTRANT, BASED ON THE CLOSING PRICE ($0.19 PER SHARE) OF THE REGISTRANT'S COMMON STOCK ON THE AMERICAN STOCK EXCHANGE, INC. ON MARCH 31, 1998, WAS $192,415. FOR PURPOSES OF THIS COMPUTATION, IT HAS BEEN ASSUMED THAT THE SHARES BENEFICIALLY HELD BY DIRECTORS AND OFFICERS OF REGISTRANT WERE "HELD BY AFFILIATES"; THIS ASSUMPTION IS NOT TO BE DEEMED TO BE AN ADMISSION BY SUCH PERSONS THAT THEY ARE AFFILIATES OF REGISTRANT.


                      DOCUMENTS INCORPORATED BY REFERENCE


      PORTIONS OF REGISTRANT'S PROXY STATEMENT RELATING TO ITS 1998 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE IN PART III AND THIS ANNUAL REPORT.
================================================================================

                                 PART I

     Certain statements made in this Form 10-KSB which are not historic facts constitute forward looking statements within the meaning of the Securities Reform Act of 1995. Such forward looking statements involve risks and uncertainties and, in some cases, are based upon various factors beyond Dycam's control. These risks and uncertainties include, among other things, the outcome of Styles on Video's bankruptcy proceedings and its related ability to satisfy its outstanding indebtedness owed to Dycam, the market reception for digital cameras in general and Dycam's products specifically, the impact of competition from other companies in the digital camera industry, developments which may render Dycam's products and services obsolete or less attractive, Dycam's ability to finance growth from its working capital, and its ability to obtain third party financing if its working capital is not sufficient to meet its needs.


     The Company has suffered substantial recurring losses from operations and has an accumulated deficit as of December 31, 1997. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. Management's operating plan for calendar year 1998 includes increased sales, higher margins on certain segments of the custom products and licensing business, reduced expenses as a percentage of revenues and improved cash flows sufficient to cover the Company's operating needs.
There can be no assurances that the Company will be successful in these regards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the fourth quarter of 1997, management determined that Goodwill with a carrying value of $4,471,000 had become impaired as a result of the changes in Dycam's business strategy and focus. As a result, $4,471,000 of Goodwill has been written off in full and charged to earnings in 1997.

     In the fourth quarter of 1997, Styles on Video ("Styles") filed for protection under Chapter 11 of the U.S. Bankruptcy Court. Styles owns 61% of Dycam's outstanding shares of common stock. Styles is in default on indebtedness owed to Dycam in the amount of approximately $1,100,000. The indebtedness is collateralized by the shares of Dycam common stock owned by Styles. Dycam has the right to exercise all voting rights with respect to such shares as a result of the default. Dycam has entered into an agreement in principle to recover 78% of the shares held by Styles in exchange for the indebtedness owed to Dycam. Certain executive officers of Dycam have agreed to purchase the balance of the Dycam shares for $30,000. These agreements however, are subject to bankruptcy court approval. The indebtedness owed by Styles had previously been reflected as an offset to stockholders equity. During the fourth quarter of 1997, Dycam determined that the Note receivable from Styles was impaired due to decline in value of the common stock underlying the Note, and a loss of $800,000 was recorded.


ITEM 1.   DESCRIPTION OF BUSINESS.

     Dycam Inc. ("Dycam" or the "Company"), a Delaware Corporation formed in 1988, designs, manufactures, distributes, and sells digital cameras and associated hardware and software products primarily for use with personal computers. Dycam also repairs and maintains certain digital cameras, and offers digital camera training, lease, rental, trade-in, and extended warranty programs. Ultimately serving the same purpose as a film camera or camcorder; digital cameras are designed to capture and preserve digital pictures for future use or reference. These digital pictures can be displayed, saved, transmitted, printed, or incorporated into electronic documents by computer. Products currently being sold by Dycam include battery powered (portable) and stationary digital cameras, digital camera subsystems and modules, various electronic camera accessories, and both commercial and proprietary software for digital camera management. Dycam also offers sophisticated editing, formatting, storage, and printing software, and provides software integration tools to third parties who wish to utilize Dycam products in their own systems. Additionally, Dycam provides engineering services in order to design electronic photography systems that meet a customer's unique imaging needs, and also licenses the rights to manufacture and sell digital cameras which use Dycam technology.

     Dycam was incorporated in Delaware in 1988 and has been providing standardized and custom designed digital imaging solutions to a variety of customers and markets since 1991. Dycam was acquired by Styles in February 1994. Effective June 21, 1994, Dycam effected an underwritten Rights Offering of 1,000,000 shares of its Common Stock. From and after the close of the Rights Offering, Styles owned approximately 61% of Dycam's common stock

BUSINESS STRATEGY

     As a result of strategic alliances, value added distribution, and its own continuing research and development efforts, Dycam has developed two distinct lines of business. In order to more effectively address its opportunities in the digital photography marketplace and to respond to the increasing rate of change in said market, Dycam announced in the fourth quarter of 1997 that two business units had been established; the Products and Services business under the direction of John Edling, Dycam's Chief Operating Officer, and the Technology business under the direction of George Ismael, Dycam's Chief Technology Officer. Simultaneously with the creation of these business units, Ron Iversen, formerly Dycam's Vice President of Sales and Marketing assumed the position of Chief Executive Officer of Dycam, and was elected to Dycam's Board of Directors. Mr. Iversen will continue to manage Dycam's sales and marketing activities.

     The products and services business provides a product line of standard and custom digital cameras, as well as complementary value added services such as camera service, maintenance, repair, extended warranty, technical support, trade in programs, lease and rental programs, and packaging of software and various accessory products which can be used to augment the capabilities of such cameras. The technology business provides digital camera design and development resources, digital camera technology licenses, and contract engineering services, primarily to Original Equipment Manufacturers (OEM's) and System Integrators.

     The standard product line provides Dycam's customers the opportunity to select a digital camera and accessory package which is appropriate for the specific customer's application. Dycam's standard product strategy is to continue to participate in the growth of this market segment by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital camera products, software, service programs, and accessories, packaged to the particular needs of the customer or target market. In order to economically provide a range of digital camera products and value added services suitable for specific industry applications, Dycam has expanded its support for the resale of digital camera products manufactured and branded by third parties such as Canon, Fuji, Kodak, Epson, Olympus, Sony, and others. Dycam is not currently manufacturing products for this market segment.

     The custom product line enables Dycam to work closely with certain customers (including its strategic partners) to design products that combine custom built digital cameras with specialized software, hardware, or packaging in order to satisfy a particular business opportunity. Dycam's custom product strategy is to design and market application specific digital camera products or systems that are suited to the needs of customers whose operations benefit from the capture, storage, and delivery of digital images. Although Dycam intends to focus its custom product resources on providing these imaging solutions to its customers and strategic partners, the business criteria for undertaking a custom product development have been adjusted to more conservative standards based upon net return on investment in order to more accurately reflect opportunity costs and the value of the Company's technical resources.

     The technology business and its related internal development resources are largely focused on the provision of specialty imaging solutions, sales of digital camera engineering services, custom product developments, and technology licensing agreements. Dycam's technology business strategy is to market its substantial knowledge and experience in the design and development of digital cameras to semiconductor, camera, and computer peripheral companies, and to develop both revenue generating contract engineering work and longer term sources of recurring revenue through licensing of the Company's intellectual property and technology.

TECHNOLOGY AND INDUSTRY OVERVIEW

     Digital photography combines electronic photography with computer technology to capture, create, alter, store and display digital images. In digital photography, the image is created by light passing through the lens of the digital camera and landing on a photosensitive silicon detector, typically a charge-coupled device ("CCD"). The CCD is an analog semiconductor device primarily comprised of discrete pixel elements, the number of which determine the resolution of the captured image. When a picture is taken, the digital camera's electronics convert the analog image captured in the CCD to a digital form which can be adjusted, compressed, and conveyed to the camera's internal memory, removable memory, or other data storage medium. The digital image can be downloaded to a personal computer and can be manipulated or enhanced using imaging software. A hard copy of the image can be printed using any standard printer attached to the computer.

     Although digital cameras are currently used primarily by business professionals and early technology adopters, it is generally accepted that digital cameras will become an increasingly common accessory for the personal computer. Digital cameras eliminate many of the time delays and costs associated with conventional and instant film photography by eliminating the need for film purchases, chemical processing, and the costs associated therewith. Thus, with digital cameras, images can be taken and processed within seconds and, if desired, retaken on the spot. Moreover, digital photographs can be easily incorporated into computer generated forms and records, yielding a more aesthetically pleasing computer generated product and potentially lowering documentation costs.

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

     Each of Dycam's branded portable digital camera models operates in essentially the same manner. The photographer merely points and shoots at the image he wishes to capture; exposure, focus and flash are all automatic. Except for Dycam's modular digital cameras (described below) which can utilize the power source of the computer to which they are attached or other external power sources, Dycam's cameras are battery powered and rechargeable. Depending on desired image quality and memory configuration, up to several hundred pictures at a time can be captured and stored in the camera. These pictures can be downloaded immediately or at the convenience of the user to a host computer. Dycam offers both color and gray-scale cameras. Color cameras are appropriate, for example, for taking pictures of people and other subjects where color is an important component of the picture. Where color is not a necessity (or where, for example, the production of a color hard copy of the image is not possible due to the lack of a color output device), the gray-scale camera is preferable, because a gray-scale camera produces a higher resolution image at the same pixel count than does the color camera. In addition, the cameras are capable of storing in excess of twice as many gray-scale images as color images, because gray-scale images may be more efficiently compressed which makes them desirable for certain applications such as photo ID systems which require large quantities of images or small file sizes.

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

     Dycam also provides software support for its branded cameras, including basic applications that load, display, edit, print and save images for DOS and Windows environments. Dycam markets image editing software which has the ability to resize, balance, and enhance the images produced by its cameras. Dycam also markets more sophisticated formatting software which allows users to stitch or add text to the digital photographic image as well as incorporate such image in reports and other texts. Additionally, Dycam develops unique software packages which allow its various cameras to be utilized for individualized customer-mandated functions.

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

     The Model 3 Digital Cameras. The Model 3 was introduced in 1992, and represents the second generation of gray-scale digital camera developed and manufactured by Dycam. The Model 3XL, which has increased battery capacity and more image memory than the Model 3, is capable of taking and storing up to 500 pictures on a single battery charge. A color filter system is available for use with both the Model 3 and Model 3XL, which filter system provides 24 bit color images with very good quality. However, the color filter system is only appropriate for capturing still life images using a tripod in that it essentially operates by taking three separate pictures with red, green and blue filters, which pictures are then combined by software to create one image. The Model 3 sells for a list price of approximately $695 and the Model 3XL sells for a list price of approximately $895; such prices include the camera, Macintosh, DOS or Windows software, host adapter, cables and battery charger. The Model 3 and Model 3XL cameras are primarily designed for sale to end-users who do not require a great deal of custom modifications to their cameras. Sales of these cameras are limited to certain companies that have written software specifically for the Model 3 or that have integrated the Model 3 into a system level product.

     The Model 4 Digital Cameras. The Model 4 was introduced in October 1993, and represents the second generation of 24 bit color digital cameras developed and manufactured by Dycam. Like the Model 3 and Model 3XL, the Model 4 and the Model 4XL are pocket sized and self-contained with a digital image output of 496 by 365 pixels. The Model 4 is capable of taking up to 100 pictures and storing between 8 and 24 pictures on a single battery charge. The Model 4XL is capable of taking and storing up to 300 pictures in a single battery charge. The Model 4 sells for a list price of approximately $795 and the Model 4XL sells for a list price of approximately $995; such prices include the camera, Macintosh, DOS or Windows imaging software, host adapter, cables and battery charger. This camera is also designed for and marketed to the end-user who does not require a great deal of custom modifications to their camera. Sales of these cameras are limited to certain companies that have written software specifically for the Model 4 or that have integrated the Model 4 into a system level product.

     Model 10-C Camera. In July 1995, Dycam introduced a 640 X 480 24 bit color digital camera with power zoom lens and removable flash memory cards manufactured to the Company's specifications by a third party. This product is intended to provide a solution for the professional markets requiring the use of images with documentation such as property appraisal, insurance claims, and law enforcement, and has been well received. The retail price of the basic camera is $699 and a variety of accessories are offered. In the February 6, 1996 issue of PC Magazine, competing against products such as the Kodak DC-40, Logitech Fotoman Pixtura, Casio QV-10, Chinon ESC-3000, and Apple Quicktake 150, the Dycam Model 10-C won the prestigious PC Magazine Editors Choice award for digital cameras selling at less than $1,000. Although production of the Model 10-C has been terminated, Dycam continues to provide service and support for the installed base of users, as well as sales of used Model 10-C cameras.

     Non Dycam Branded Products. Dycam is a Value Added Reseller (VAR) for a number of popular brands of digital cameras, accessories, and complementary products such as photo printers which are suitable for business professionals. Dycam uses both inside and outside sales representatives to market and sell these products to large corporate accounts, and uses its web site to market and sell to individual users.

     Accessory and Complementary Products. Dycam offers a variety of accessory and complementary products for both Dycam branded and third party products designed to fulfill the needs of the digital camera users. These products include Flash Memory cards, carrying cases, editing software, portable power supplies, cable adapters , photo printers, a portable desk stand which connects the camera to the host computer and a complement of lenses. Accessory lenses, which can be attached to either the standard lens or the variable focus lenses, include telephoto, wide angle, and close-up lenses. These lenses range in price from $59 for a wide angle or telephoto lens to $99 for a super close-up lens kit which includes 3 lenses.


     PRODUCT DEVELOPMENT ACTIVITIES

     During 1997 Dycam expended approximately $491,000 on product development and engineering activities. Approximately 10% of such moneys were devoted to the development of products which were intended to be sold into standard markets, and approximately 50% of such moneys were devoted to the development and support of products for use by Dycam's strategic partners. The remaining product development funds were devoted to the following projects:

     Enhanced Modular Camera. Since the first quarter of 1995, Dycam has devoted its primary modular camera product development activities to software enhancements, custom versions of the existing products, and the development of higher resolution models. Development of a 640 X 480 resolution grayscale modular camera was completed during the fourth quarter of 1996, and Dycam sells this camera for between $595 and $1,995, depending on the camera's configuration. Development of a color version of the 640 X 480 modular camera is in process, and higher resolution grayscale and color versions are in the planning stages.

     Model 5v and Model 6v Cameras. During 1997 Dycam continued development of enhanced versions of the Model 5 and Model 6 camera platforms to include video output, allowing images captured by these cameras to be directly displayed on a television or video monitor. Images (including real time images ) can be captured and displayed anywhere that a television or video monitor is available, with no need for a host computer. Additionally, the images can be stored either on digital or video recording media. This camera platform is designed for general purpose and specialty applications, including security or surveillance purposes, that require both digital and video output capability. Dycam continues to enhance this platform and completed the development of certain specialized versions of these cameras in 1997, with initial shipments commencing in the third quarter of 1997.

     ADC Cameras. During 1995 Dycam developed a specialized digital camera (Agricultural Digital Camera or ADC) and supporting software combination which allows the user to perform visible and near visible light spectrum band ratio analysis, an emerging science for determining the relative health of vegetation and for improving the management of water resources, pesticides, and fertilizers with agricultural crops. The ADC product was the result of ongoing product development and research activity with the United States Department of Agriculture ("USDA") and certain Universities, and the Company continues to enhance the capabilities of the platform.

     Multi-detector cameras.  During 1996 Dycam developed a three detector (3
CCD) optical assembly for use with its modular digital camera platforms. The addition of this capability to the modular camera platforms has expanded the applications served by Dycam's custom products, particularly where multi-spectral or high quality digital imaging is required. Dycam is currently conducting field trials of multi-detector digital cameras with certain customers and has completed development of a basic design suitable for industrial or scientific imaging.

     iCAM Camera. During the second half of 1997, Dycam developed a special version of the Model 3 camera which incorporates ibutton technology from Dallas Semiconductor. This product allows images to be stored in non volatile memory on a secured rugged container (similar in shape to a watch battery but larger). This system could potentially be used for driver's licenses, passports, Photo ID's, and a number of security and medical applications. First shipments of the iCAM camera started in December 1997.


     CUSTOM SERVICES

     Dycam believes its primary strength lies in its ability to facilitate the use of both standard and custom digital cameras in a wide range of digital imaging applications. This is often accomplished by providing expertise and engineering services to parties who desire additional features, functions, or modifications to existing camera designs. Dycam has focused its custom design work on customers who have the potential to develop new markets, or where the application yields technology that Dycam's management feels can be leveraged for long term value. Dycam believes that its custom design work will help to open new markets for Dycam's products. Past customers have included IBM and the University of Florida for whom Dycam developed the first version of its modular digital camera; Northern Telecom for whom Dycam developed software to facilitate the use of digital images in low cost teleconferencing systems; Insurance Auto Auctions for which Dycam developed a variable focus optical assembly; and McQue for which Dycam developed a "ruggedized" (i.e., weather and tamper resistant) version of the Model 3 Camera for use in McQue's remote surveillance systems. Dycam is currently engaged or has recently completed custom projects for the following clients:

     Forever Yours/Hasco. Dycam has developed a digital camera and imaging system which is designed to be used for taking pictures of newborn babies. This product is a dedicated digital camera system designed for use in hospital environments, which produces digital images for transfer to a remote production site. This system allows the system's operators to rapidly and efficiently produce low cost customized images on high quality color photographic paper.
See "Related Party Transactions." In the second quarter of 1997, Hasco International ("Hasco") the leading domestic provider of hospital newborn photography services, acquired all of the assets of Forever Yours, including the exclusive rights to use of the newborn imaging system . During 1997 Dycam also completed development for Hasco of a preview digital camera to be used in conjunction with certain film cameras owned and operated by Hasco. Production deliveries of the preview cameras commenced in the third quarter of 1997. Concurrent to the closing of the asset purchase transaction between Hasco and Forever Yours, Dycam and Hasco entered into a 3 year agreement under which Dycam will receive quarterly payments for continuing camera maintenance and development services, and camera lease payments from certain leased camera payment obligations assumed by Hasco. This transaction and the continuing agreement with Hasco may result in substantially lower revenues to Dycam than would have been realized under the original agreements with Forever Yours.

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

     Forever Yours/Hasco. Forever Yours was established to provide competitively priced rapidly produced digital photographic images of newborn infants. Forever Yours uses digital photography and an on or off site imaging system to take pictures of newborns in hospitals. Such photographs may be enhanced with the display of the infant's name, date of birth, birth weight and any other information the mother desires to include. In the second quarter of 1995, Dycam entered into an agreement with Forever Yours relating to the digital camera system used in Forever Yours's operations. Under its arrangement with Forever Yours, Dycam was to receive revenues from camera sales and leases to Forever Yours, as well as a royalty of 7.5% of Forever

Yours's sales. During the second quarter of 1997, all of the assets of Forever Yours were purchased by Hasco. Concurrent to the closing of this asset purchase transaction, Dycam and Hasco entered into a 3 year agreement under which Dycam will receive quarterly payments for continuing camera maintenance and development services, and camera lease payments from certain leased camera payment obligations assumed by Hasco. Payment of deferred license fees due Dycam from Forever Yours was satisfied from the proceeds of the Forever Yours sale. This transaction and the continuing agreement with Hasco may result in substantially lower revenues to Dycam than would have been realized under the original agreements with Forever Yours. However, Dycam believes arrangements such as its Forever Yours agreement and the ongoing agreement with Hasco International may lead to additional contract engineering revenues and custom camera sales opportunities.

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


MARKETING AND SALES

     Dycam has traditionally focused its marketing efforts primarily on the licensing of its digital camera technology assets to others, and on direct sales of digital cameras manufactured by the Company or purchased from third parties for resale. The Company believes that digital photography is a core enabling technology that allows visual communication and documentation to be more efficiently accomplished through both printed and electronic media. However, effective applications of the technology are dependent upon the successful marriage of computer and camera technologies in a manner which either improves an existing system or opens new business opportunities. In order to enhance the Company's presentation and sales of its products and services, in January of 1997 Dycam hired a new Vice President of Sales and Marketing who has been chartered with developing markets and customers that the Company can effectively serve with its technology assets and digital camera products. The Company believes that it may benefit from the increased demand for digital cameras and related technology services, and intends to significantly increase its visibility in the marketplace, with the goal of realizing increased sales. In 1997, a sales team was put in place to focus on selling digital cameras and Dycam's support services to large corporate accounts. Dycam also expanded its web site to include electronic commerce capability and a much broader range of products.

     During 1997, digital cameras achieved a level of maturity and performance sufficient to facilitate wholesale replacement of film based methods of capturing images, and the use of digital photography became routine in many professional and business applications. Approximately 50 new digital cameras were introduced in 1997 to the business, professional, and consumer markets, and several large multi-national consumer electronics and photographic products companies introduced their third or fourth generations of digital cameras.
While Dycam continues to sell Dycam branded products, in order to economically provide a range of digital camera products suitable for specific industry applications and avoid competing with companies having far greater financial resources, the Company has further expanded its product line of non-Dycam branded products manufactured by companies such as Kodak, Sony, Olympus, Epson, Ricoh, Canon, Fuji, Minolta, Panasonic, and others. Dycam continues to use its technical competencies and the additional knowledge gained in 1997 to identify specific companies which may require its specialty services and to identify new market opportunities. Although Dycam will continue to provide standard products and expects such standard product sales to grow, its internal standard product development resources will be largely focused on the provision of more specialized imaging solutions and value added uses of standard digital camera products.

DOMESTIC MARKET

     During 1997, Dycam's direct sales of cameras and other products accounted for approximately $1,998,000 in revenues (approximately 77% of total revenues), a decrease of 11% over direct sales of $2,236,000 in 1996. Dycam currently offers for sale the Model 3, Model 3XL, Model 4, and Model 4XL to a select group of customers, a wide range of standard digital cameras manufactured by third parties, and various modular cameras that are primarily integrated into systems by third parties. The Model 3 camera was first sold in the second quarter of 1992. The Model 4 and modular cameras were both introduced in the fourth quarter of 1993. The Model 3XL and Model 4XL were both introduced in the third quarter of 1994. Dycam has sold approximately 15,000 digital cameras since the introduction of the its original digital camera, and licensees have sold approximately 60,000 additional cameras. In addition to its direct marketing efforts, Dycam also sells its camera products through resellers and value added resellers, which sales accounted for approximately $120,000 in revenues (approximately 6% of total camera sales) in 1997. During 1997, Dycam performed custom engineering work for several customers, which resulted in revenues of $333,000 (approximately 13% of Dycam's total revenues), an increase of 64% compared to such revenues of $203,000 in 1995.

     Additionally, Dycam has licensed the right to use its technology to Logitech, Hasco International, and Forever Yours. Under its arrangement with Logitech, Dycam granted Logitech the nonexclusive right to manufacture and sell digital cameras utilizing Dycam's technology. The camera marketed by Logitech as the Fotoman Plus was Logitech's version of Dycam's Model 3 camera. Under its arrangement with Forever Yours, Dycam received revenues from camera sales and leases as well as license fees of 7.5% of Forever Yours's sales. For the year ended December 31, 1997 Dycam had revenues of approximately $220,000 (approximately 8% of total revenues) derived from the Forever Yours license arrangement, including $159,000 in deferred license fees which were paid in 1997. In 1996 there were $16,000 in recognized revenues related to the Forever Yours arrangement. Subsequent to the sale of Forever Yours to Hasco International, such fees have been fixed at $25,000 per quarter for 12 quarters, after which time Dycam's service obligations expire and no further license fees will be paid by Hasco. However, Dycam believes arrangements such as its Forever Yours agreement and the ongoing agreement with Hasco International may lead to additional contract engineering revenues and custom camera sales opportunities.


INTERNATIONAL MARKETS

     International sales accounted for approximately $100,000 and $415,000, or approximately 4% and 17% of Dycam's revenues respectively, for the years ended 1997 and 1996. The reduction in international sales is primarily due to the end of production of the Model 10-C product. International sales have resulted primarily from agreements between Dycam and computer industry resellers located in Australia, Germany, Japan, Sweden, Denmark, and the United Kingdom. Pursuant to these agreements, the resellers purchase Dycam's products at a substantial discount and have no minimum sales requirements.


ADVERTISING AND PROMOTION

     Dycam has traditionally relied on word of mouth advertising, press releases, and favorable reviews of its products in trade publications to promote its products. During 1997, Dycam substantially expanded its Internet presence and established a Dycam commercial website with electronic commerce capability. Dycam also continued to advertise its products and services in various trade journals and government publications during 1997, and made substantial revisions to its promotional materials. During 1997, Dycam attended seven trade shows, primarily targeted at specialized industries. Dycam expended approximately $83,000 on advertising and promotional activities in 1997, a decrease of 31% when compared to the $120,000 expended in 1996. This reduction is primarily due to the shift from marketing and selling a Dycam branded product to reselling non-Dycam branded products. In 1997, Dycam conducted a number of direct mail programs to the Dycam and Logitech installed bases promoting various trade-in and repair programs.

     Dycam's current advertising and promotional strategy is directed towards identifying and developing cooperative marketing programs with potential customers and/or partners who have a need for specific digital imaging solutions, although sales of the standard products has indicated that sales increases may be generated by advertising in selected wide distribution computer publications, which may be due to the general emergence of the digital camera market and increased consumer awareness of the technology. Dycam will continue to leverage its support services capabilities with larger accounts.


MANUFACTURING

     Dycam relies on outside contract electronic subassembly manufacturers to perform the majority of subassembly work related to its in-house produced cameras Currently, this electronic subassembly work is conducted by a manufacturer located near Dycam's headquarters. Dycam believes however, that there are several alternative manufacturers capable of performing this function to Dycam specifications. Dycam's manufacturing operations consist of final assembly (including the integration of Dycam's proprietary software), testing, and quality control. The majority of the components used in Dycam's cameras are purchased from outside vendors. Certain digital camera components and assemblies used by the Company, including standard digital cameras private labeled for the Company, are sole sourced and must be ordered up to five months in advance to assure timely delivery. A strategic inventory of such components and assemblies is maintained by the Company, however, any disruptions in delivery or in the relationships with suppliers of such components could cause substantial delays in the Company's camera production activities. The Company believes that its relations with its strategic suppliers are good.

CUSTOMER SUPPORT, PRODUCT REPAIR, AND SERVICE

     Dycam is committed to providing timely, high quality technical support, which Dycam believes is an important component of maintaining customer satisfaction. Several staff members who are expert in digital camera functions are available to provide technical support and customer assistance. Each camera sold by Dycam comes with a 180 to 365 day standard limited warranty. During 1997 Dycam serviced or replaced less than 5% of its cameras which were under warranty. Dycam attempts to complete all repairs or send out replacement products within 72 hours of the receipt of the defective product by Dycam. The Model 3, Model 3XL, Model 4 and Model 4XL batteries need to be replaced approximately every 24-36 months.

     In 1997, Dycam signed an agreement with Logitech that provides Dycam the exclusive rights to repair the Logitech Fotoman and Fotoman+ cameras. It is estimated that there are approximately 70,000 of these cameras in the field, and Dycam has access to the installed base in order to provide repair and maintenance services and promote trade-in programs.


COMPETITION

     Dycam faces substantial competition in the design, distribution, manufacture and sale of digital cameras. The market for digital photography products is only beginning to emerge, and Dycam expects that competitors with substantially greater financial, technical, distribution and other resources will attempt to dominate the various segments of this market. Dycam believes that the digital photography market will be divided into three basic segments:
(i) custom products, (ii) business and consumer products, and (iii) professional products.

     The custom products market segment consists of products which are custom engineered to meet the unique image capturing needs of specific clients who generally integrate the camera into a system that provides a total imaging solution. Dycam believes that its experience in custom designing cameras and imaging solutions for its customers will allow it to effectively compete in this market segment. Nevertheless, there can be no assurance that the other companies who manufacture digital cameras will not establish custom products divisions or that other specialty camera companies will not emerge.

     The business and consumer products (standard products) market segment consists of products which produce images which offer substantially less resolution than the images produced by traditional film cameras. Nevertheless, the images captured by products in this market segment are constantly improving and of sufficient quality to be used in lieu of traditional film photographs for documentation (e.g., appraisal reports, insurance adjusters' reports, personnel records, referring physician reports, newsletters and general databasing) and snap-shot purposes, and total industry sales of products designed to serve these markets increased substantially in 1997. Dycam's competitors in this market segment include Apple, Canon, Kodak, Casio, Fuji, Olympus, Ricoh, Sony, and Epson, all of which announced new products with up to 1,000,000 pixels in this market segment during 1997. There can be no assurance that competitive pressures will not result in further price reductions or other developments in the market segments in which Dycam competes. Consequently, there can be no assurance that Dycam will continue to compete effectively or that its products under development will continue to be competitive in this market segment. In order to continue to effectively serve the standard products market for digital cameras, Dycam has determined that it is in the best interests of the Company to either private label commercially available products or resell products manufactured by third parties. Dycam branded products will continue to be developed for vertical markets not served by the general purpose digital cameras.

     The consumer market is driven primarily by price and ease of use. This market has been slower to develop than the business market, and due to intense competition and low margins Dycam has not specifically addressed this market.

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

COMPETING TECHNOLOGIES

     Although Dycam believes that digital photography is the wave of the future, digital cameras today compete with film photography, camcorders, digital camcorders, and still video cameras. Current competition also comes from alternative techniques for capturing an image and bringing the image into the computer such as flatbed scanners and hand scanners. Scanners can be expensive and complicated to use; however, they are capable of producing very high quality images. A "frame grabber" or "digitizer" is a board that may be installed in a computer to digitize a video image produced by a camcorder or still video camera. The resulting image is typically of relatively poor quality, however inexpensive versions sell for less than $200. Digital camcorders offer a combination of motion pictures and the capability of recording digital stills on magnetic tape or connecting directly to a computer, but they are expensive, physically large, and complex when compared to digital still cameras. Kodak produces the Kodak Photo CD system which provides a mechanism for converting analog images (film) into digital images for storage on compact discs. Dycam believes that the Photo CD technology presents too many obstacles for the typical consumer because it requires not only the time and expense of film processing, but the further problem of locating a photo processor that has the expensive equipment required to copy the images to the CD. It is, however, a good solution for the commercial distribution of digital images, and business use has been increasing. Despite the various disadvantages of these alternative methods of image capture, there can be no guarantee that digital photography will gain widespread consumer acceptance.

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

EMPLOYEES

     At December 31, 1997 Dycam employed 16 persons, three of whom were engaged in management and administration, seven of whom were engaged in research and development, three of whom were engaged in manufacturing and production and three of whom were engaged in sales and marketing. None of Dycam's employees are represented by a collective bargaining agreement. Dycam believes its relations with its employees are good.

ITEM 2.   PROPERTIES.

     In April 1995, Dycam moved its principal executive offices and manufacturing facilities to 9414 Eton Avenue, Chatsworth, California 91311. The premises are approximately 15,000 square feet and are held under a lease which expires on January 31, 1999. The rental payments under this lease in 1997 were approximately $9,000 per month. Dycam believes that its premises are sufficient for its current needs. For the year ended December 31, 1997, Dycam had net lease costs of approximately $108,000.

ITEM 3.   LEGAL PROCEEDINGS.

     In the fourth quarter of 1997, Styles on Video ("Styles") filed for protection under Chapter 11 of the U.S. Bankruptcy Court. Styles owns 61% of Dycam's outstanding shares of common stock. Styles is in default on indebtedness owed to Dycam in the amount of approximately $1,100,000. The indebtedness is collateralized by the shares of Dycam common stock owned by Styles. Dycam has the right to exercise all voting rights with respect to such shares as a result of the default. Dycam has entered into an agreement in principle to recover 78% of the shares held by Styles in exchange for the indebtedness owed to Dycam. Certain executive officers of Dycam have agreed to purchase the balance of the Dycam shares for $30,000. These agreements however, are subject to bankruptcy court approval.

     As of March 24, 1998, there were no other material pending legal proceedings to which Dycam was a party or to which any of its properties were subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None

                                 PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Dycam's Common Stock is traded Over the Counter (OTC:BB), under the symbol, "DYCA". The following table sets forth the range of high and low last sale prices per share for the Common Stock as quoted Over the Counter for the periods indicated.

                                            High    Low
                                            -----   ----
          Year Ended December 31, 1998
             First Quarter                    1/4   3/32
          Year Ended December 31, 1997
             First Quarter                  13/16    1/2
             Second Quarter                   1/2    1/8
             Third Quarter                    3/8    1/8
             Fourth Quarter                  5/16   5/64


     At March 24, 1998, there were approximately 79 beneficial holders of record of Dycam's Common Stock.

     Dycam has not paid cash dividends in its Common Stock and does not anticipate that it will do so in the near future. The present policy of Dycam is to retain earnings to finance the development of its operations.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL

     Dycam commenced operations in April 1988, and was incorporated in Delaware on July 7, 1988. Dycam became a wholly owned subsidiary of Styles on February 7, 1994. Effective June 21, 1994, Dycam effected an underwritten Rights Offering of 1,000,000 shares of its Common Stock. From and after the close of the Rights Offering, Styles owned approximately 61% of Dycam's common stock. During the year ended December 31, 1997, Styles declared Chapter 11 bankruptcy. Since its inception, Dycam's business has been the design, manufacture and sale of digital cameras and associated hardware and software products primarily for use with personal computers. Substantially all of Dycam's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work.

     The Company has suffered substantial recurring losses from operations and has an accumulated deficit as of December 31, 1997. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. Management's operating plan for calendar year 1998 includes increased sales, higher margins on certain segments of the custom products and licensing business, reduced expenses as a percentage of revenues and improved cash flows sufficient to cover the Company's operating needs.
There can be no assurances that the Company will be successful in these regards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     During the fourth quarter of 1997, management determined that Goodwill with a carrying value of $4,471,000 had become impaired as a result of the changes in Dycam's business strategy and focus. As a result, $4,471,000 of Goodwill has been written off in full and charged to earnings in 1997.

     In the fourth quarter of 1997, Styles on Video ("Styles") filed for protection under Chapter 11 of the U.S. Bankruptcy Court. Styles owns 61% of Dycam's outstanding shares of common stock. Styles is in default on indebtedness owed to Dycam in the amount of approximately $1,100,000. The indebtedness is collateralized by the shares of Dycam common stock owned by Styles. Dycam has the right to exercise all voting rights with respect to such shares as a result of the default. Dycam has entered into an agreement in principle to recover 78% of the shares held by Styles in exchange for the indebtedness owed to Dycam. Certain executive officers of Dycam have agreed to purchase the balance of the Dycam shares for $30,000. These agreements however, are subject to bankruptcy court approval. The indebtedness owed by Styles had previously been reflected as an offset to stockholders equity. During the fourth quarter of 1997, Dycam determined that the Note receivable from Styles was impaired due to decline in value of the common stock underlying the Note, and a loss of $800,000 was recorded.

     The Company has analyzed year 2000 issues with its computer and software advisors, and has assessed the impact of year 2000 issues on the Company's operations. The Company has come to the determination that there are no year 2000 issues to be disclosed which would have a material adverse effect on the financial condition of the Company.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     Dycam's revenues are derived from the sale of digital cameras and supporting software and accessory products, contract engineering, and technology licensing fees. Dycam's revenues for the year ended December 31, 1997 were $2,609,000, an increase of $154,000 or 6% from revenues of $2,455,000 for the year ended December 31, 1996. The increase in revenue was primarily associated with increased license revenues and sales of engineering services. Revenues from camera sales were $1,998,000 (77% of total revenue) in 1997 as compared to $2,236,000 in 1996 (92% of total revenues). This reduction was primarily due to the transition from selling the Dycam branded Model 10-C to reselling other brands of digital cameras. License fees from the now terminated Forever Yours agreement were approximately $220,000 in 1997, including $159,000 deferred and accrued under a 12 month revenue deferral agreement entered into in April 1996, and received in June 1997, as compared to $16,000 in 1996. Revenues from contract engineering in 1997 were $333,000 (13% of total revenues) as compared to $203,000 (8% of total revenues) in 1996.

     Dycam intends to continue to pursue its standard product strategy by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital cameras products, software, accessories, complementary products such as photo printers and film scanners, and support services to selected targeted markets. Dycam will also continue to increase its efforts to license its technology to others, sell contract engineering services, and to exploit opportunities to design products that combine custom built digital cameras with specialized software, hardware or packaging in order to satisfy an identified business opportunity.

     During 1997, Dycam devoted a substantial portion of its resources to pursuing custom and contract engineering business with the goal of generating future sales and licensing business. One example of this strategy is Dycam's former relationship with Forever Yours and continuing relationship with Hasco International which purchased substantially all of the assets of Forever Yours. The core element of the Forever Yours camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with Forever Yours. In addition to the sale of cameras to Forever Yours, Dycam's arrangement with Forever Yours provided that, in exchange for certain development and maintenance services, Dycam would receive a 7.5% royalty on all Forever Yours sales. Subsequent to the sale of Forever Yours to Hasco International, such fees have been fixed at $25,000 per quarter for 12 quarters, after which time Dycam's service obligations expire and no further license fees will be paid by Hasco. However, Dycam believes arrangements such as its Forever Yours agreement and the ongoing agreement with Hasco International may lead to additional contract engineering revenues and custom camera sales opportunities.

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues increased to 32% in 1997, compared to 26% in the year ended 1996, primarily due to the receipt of $159,000 in deferred license revenues from 1996 which were fully reserved for. Gross margins on the standard digital camera products have continued to experience downward pressure as the market becomes more saturated, and overall camera margins may continue to remain at the lower levels or decline if Dycam's custom products business does not substantially increase its contribution to Dycam's revenues.

     Selling, general and administrative expenses consist of administrative expenses at Dycam headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent, and occupancy costs. Selling, general and administrative expenses decreased $121,000 for the year ended 1997 to $1,093,000 (42% of revenues) from $1,214,000 (49% of revenues) for 1996. The decrease resulted primarily from decreased sales and marketing expenditures in the 1997 period, and reductions in personnel. Dycam took steps throughout 1997 to control expenditures.

     Dycam had goodwill amortization of $278,000 and had an impairment loss on goodwill expense of $4,471,000 for the year ended December 31, 1997.

     After evaluating the revised business plan of the Company during the fourth quarter of 1997, management determined that the Company's Goodwill asset related to the purchase of the Company by Styles, was impaired, and steps were taken to recognize the impairment. Goodwill was determined to be impaired in its entirety because of the Company's change in business strategy and focus, and the Company therefore wrote the goodwill (carrying value of $4,471,000) down to zero.

     Product research and development expenses decreased $60,000 to $491,000 (19% of revenues) in 1997 compared to $551,000 (22% of revenues) in 1996. This decrease in expenditures is largely attributable to reduced staffing expenses. Dycam believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

     Inventories decreased by $322,000 to $72,000 at December 31, 1997 when compared to December 31, 1996, primarily as a result of continuing sales of older products from inventory, and inventory write-offs and reserves of approximately $46,000 related to excess materials and aged products.

     The net loss per common share was ($2.03) for the year ended 1997 compared to net loss of ($0.42) for the year ended 1996.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, Dycam had cash and short-term investments on hand of $249,000, down $341,000 from $590,000 at December 31, 1996.

     Accounts receivable, net of allowance for doubtful accounts of $5,000, increased $286,000 during the year ended December 31, 1997.

     Accounts receivable from a subsidiary of Styles decreased $139,000 during the year ended December 31, 1997.

     Camera equipment related to operating leases to Forever Yours which were subsequently assumed by Hasco, increased by $18,000 during the year ended 1997. Such camera equipment will be depreciated over the life of the leases.

     Current liabilities increased by $14,000 to $251,000, primarily as a result of increases in accrued expenses and taxes.

     Dycam's working capital at December 31, 1997 was $454,000 a decrease of $570,000 when compared to $1,024,000 at December 31, 1996. Working capital decrease was primarily the result of cash operating losses of $582,000. The current ratio at December 31, 1997 was 2.8 to 1 compared to 5.3 to 1 at December 31, 1996.

     Dycam does not have any long term indebtedness and does not currently maintain any credit facilities.

     On December 14, 1994, Dycam loaned to Styles $500,000. On January 25, 1995, Dycam loaned an additional $500,000 to Styles. Styles signed an amended and restated promissory note (the "Note") dated January 25, 1995 for the full $1,000,000 note, bearing interest at 2% above a bank's prime rate, interest payable monthly, with a maturity date of September 1, 1995. Dycam subsequently extended the maturity date of the Note to December 31, 1998, and fixed the interest rate at 10%. The interest is payable monthly. The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. Interest income of $17,000 and $100,000 respectively is included in the accompanying 1997 and 1996 statements of operations related to the Styles loan.

     In the fourth quarter of 1997, Styles on Video ("Styles") filed for protection under Chapter 11 of the U.S. Bankruptcy Court. Styles owns 61% of Dycam's outstanding shares of common stock. Styles is in default on indebtedness owed to Dycam in the amount of approximately $1,100,000. The indebtedness is collateralized by the shares of Dycam common stock owned by Styles. Dycam has the right to exercise all voting rights with respect to such shares as a result of the default. Dycam has entered into an agreement in principle to recover 78% of the shares held by Styles in exchange for the indebtedness owed to Dycam. Certain executive officers of Dycam have agreed to purchase the balance of the Dycam shares for $30,000. These agreements however, are subject to bankruptcy court approval. The indebtedness owed by Styles had previously been reflected as an offset to stockholders equity. During the fourth quarter of 1997, Dycam determined that the Note receivable from Styles was impaired due to decline in value of the common stock underlying the Note, and a loss of $800,000 was recorded.

ITEM 7.   FINANCIAL STATEMENTS.

                         INDEX TO FINANCIAL STATEMENTS
                                  DYCAM INC.


                                                                                       Page
                                                                                       ----
Independent Auditors' Report........................................................   23
Balance Sheet at December 31, 1997..................................................   24
Statements of Operations for the Years Ended December 31, 1997 and 1996.............   25
Statements of Stockholders' Equity for the Years Ended December 31, 1997 and 1996...   26
Statements of Cash Flows for the Years Ended December 31, 1997 and 1996.............   27
Notes to Financial Statements for the Years Ended December 31, 1997 and 1996........   28


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



Board of Directors
Dycam Inc.


We have audited the accompanying balance sheet of Dycam Inc. (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dycam Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered substantial recurring losses from operations and has an accumulated deficit as of December 31, 1997. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                           CORBIN & WERTZ

Irvine, California
March 17, 1998


ASSETS
Current assets:
 Cash and cash equivalents                                            $   249,000
 Accounts receivable, net of allowance for doubtful accounts
  of $5,000                                                               384,000
 Inventory, net                                                            72,000
                                                                      -----------
     Total current assets                                                 705,000

Property and equipment, net                                               234,000

Deposits                                                                   18,000
                                                                      -----------

                                                                      $   957,000
                                                                      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable                                                     $   130,000
 Accrued payroll and related expenses                                      78,000
 Accrued expenses                                                          43,000
                                                                      -----------
     Total current liabilities                                            251,000
                                                                      -----------

Commitments

Stockholders' equity:
 Preferred stock, par value $0.001, 1,000,000 shares authorized,
  no shares issued                                                              -
 Common stock, par value $0.01, 19,000,000 shares authorized,
 3,120,836 shares  issued and outstanding                                  31,000
 Additional paid-in capital                                            10,710,000
 Note receivable from Styles                                             (200,000)
 Accumulated deficit                                                   (9,835,000)
                                                                      -----------
     Total stockholders' equity                                           706,000
                                                                      -----------
                                                                      $   957,000
                                                                      ===========

See independent auditors' report and accompanying notes to financial statements

                                                       1997                  1996
                                                 ----------------      ----------------
Revenues:
 Camera sales                                       $ 1,998,000           $ 2,236,000
 Contract engineering                                   333,000               203,000
 License fees                                           278,000                16,000
                                                    -----------           -----------
     Total revenues                                   2,609,000             2,455,000
                                                    -----------           -----------

Costs of revenues, including depreciation and
 amortization of $171,000 and $131,000 in 1997
 and 1996, respectively:
 Camera sales                                         1,563,000             1,696,000
 Contract engineering                                   215,000               132,000
                                                    -----------           -----------
     Total cost of revenues                           1,778,000             1,828,000
                                                    -----------           -----------

Gross profit                                            831,000               627,000
                                                    -----------           -----------

Operating expenses:
 Selling, general and administrative                  1,093,000             1,214,000
 Research and development                               491,000               551,000
 Depreciation and amortization                          330,000               317,000
 Impairment loss on goodwill                          4,471,000                     -
 Impairment loss on note receivable                     800,000                     -
                                                    -----------           -----------
     Total operating expenses                         7,185,000             2,082,000
                                                    -----------           -----------

Loss from operations                                 (6,354,000)           (1,455,000)

Interest income                                          31,000               149,000
                                                    -----------           -----------

Loss before income taxes                             (6,323,000)           (1,306,000)

Provision for income taxes                               (1,000)               (1,000)
                                                    -----------           -----------

Net loss                                            $(6,324,000)          $(1,307,000)
                                                    ===========           ===========

Weighted average shares of common stock
 outstanding                                          3,120,836             3,120,836
                                                    ===========           ===========


Net loss per share                                  $     (2.03)          $      (.42)
                                                    ===========           ===========

See independent auditors' report and accompanying notes to financial statements


                                   COMMON STOCK           ADDITIONAL          NOTE
                             ------------------------      PAID-IN         RECEIVABLE       ACCUMULATED   STOCKHOLDERS'
                               SHARES        AMOUNT        CAPITAL         FROM STYLES        DEFICIT        EQUITY
                             -----------   ---------    ------------      ------------     ------------   -------------
Balance, January 1, 1996       3,120,836   $  31,000    $ 10,710,000      $ (1,000,000)    $ (2,204,000)  $   7,537,000

Net loss                               -           -               -                 -       (1,307,000)     (1,307,000)
                             -----------   ---------    ------------      ------------     ------------   -------------

Balance, December 31, 1996     3,120,836      31,000      10,710,000        (1,000,000)      (3,511,000)      6,230,000

Impairment loss on note
 receivable                            -           -               -           800,000                -         800,000


Net loss                               -           -               -                 -       (6,324,000)     (6,324,000)
                             -----------   ---------    ------------      ------------     ------------   -------------


Balance, December 31, 1997     3,120,836   $  31,000    $ 10,710,000      $   (200,000)    $ (9,835,000)  $     706,000
                             ===========   =========    ============      ============     ============   =============

See independent auditors' report and accompanying notes to financial statements

                                  DYCAM, INC.

                           STATEMENTS OF CASH FLOWS

                For The Years Ended December 31, 1997 and 1996

                                                                1997                   1996
                                                          -----------------     -----------------
Cash flows from operating activities:
 Net loss                                                    $(6,324,000)          $(1,307,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:

   Depreciation                                                  223,000               170,000
   Amortization of goodwill                                      278,000               278,000
   Impairment loss on goodwill                                 4,471,000                     -
   Impairment loss on notes receivable                           800,000                     -
   Provision for inventory obsolescence                           46,000               171,000
   Changes in operating assets and liabilities:
      Accounts receivable                                       (286,000)              (15,000)
      Accounts receivable from subsidiary of Styles              139,000              (107,000)
      Inventory                                                  276,000               133,000
      Prepaid expenses and other current assets                   40,000                (3,000)
      Accounts payable                                            (4,000)               14,000
      Accrued payroll and related expenses                        (1,000)               14,000
      Accrued expenses                                            19,000                10,000
                                                             -----------           -----------


 Net cash provided by (used in) operating activities            (323,000)             (642,000)
                                                             -----------           -----------

Cash flows from investing activities:
 Purchases of property and equipment                             (18,000)             (157,000)
 Deposits                                                              -                15,000
                                                             -----------           -----------

 Net cash used in investing activities                           (18,000)             (142,000)
                                                             -----------           -----------

Net decrease in cash and cash equivalents                       (341,000)             (784,000)

Cash and cash equivalents, beginning of year                     590,000             1,374,000
                                                             -----------           -----------

Cash and cash equivalents, end of year                       $   249,000           $   590,000
                                                             ===========           ===========

Supplemental disclosure of cash flow information -
 Cash paid during the year for:

    Interest                                                 $         -           $         -
                                                             ===========           ===========
    Income taxes                                             $     1,000           $         -
                                                             ===========           ===========

See independent auditors' report and accompanying notes to financial statements

                                  DYCAM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                For The Years Ended December 31, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
-----------------------------------------------------------------------------

General
-------

Dycam Inc. (the "Company"), a Delaware corporation, was incorporated in June 1988. The Company maintains its operating facilities in Chatsworth, California. The Company has historically designed and developed digital cameras and associated hardware and software products primarily for use with personal computers. During the year ended December 31, 1997, however, the Company has changed its business strategy and focused its product business primarily on reselling of digital cameras and associated service and maintenance contract agreements, and focused its technology business on the sales of engineering services and licensing agreements. The Company is owned 61% by Styles on Video, Inc., a publicly-traded Delaware corporation ("Styles"). During the year ended December 31, 1997, Styles declared Chapter 11 bankruptcy (see Note 4).

On December 13, 1996, Styles signed a letter of intent to sell substantially all of the net assets of Forever Yours, the subsidiary of Styles that leased cameras from the Company. The buyer was Hasco International ("Hasco"), a competitor of Forever Yours in the newborn hospital photographic business. Effective January 31, 1997, Styles executed definitive agreements with the buyer for the sale, which closed in June 1997.

At the closing, Forever Yours and the Company terminated their existing contractual relationships involving the use of the Company's cameras, software, and other supporting goods and services, and Hasco and the Company entered into a Master Agreement (the "Master Agreement") with respect to the assumption of Forever Yours' digital camera lease obligations to the Company, the leasing by Hasco of additional Dycam digital cameras, and a royalty-free license of certain digital camera technology by the Company to Hasco, certain hardware and software support services to be provided by the Company for a three-year period commencing on the closing date and certain additional terms. Under the Master Agreement, Hasco is required to pay the Company specified leasehold payments for leased cameras, a $300,000 fee (payable quarterly over a three-year period) for the support services, and the cost of certain hardware upgrades.

Styles has delivered to Hasco an option permitting Hasco to purchase from shares owned by Styles that number of shares of the Company's common stock equal to 4.9% of the outstanding shares of the common stock of the Company on the closing date (approximately 152,921 shares as of December 31, 1997). The exercise price of this three year option to be granted to the buyer is $0.25 which is equal to the average closing price for the Company's common stock during the period from January 31, 1997 through June 13, 1997.

                                  DYCAM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                For The Years Ended December 31, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION,
------------------------------------------------------------------------------
CONTINUED
---------

Basis of Presentation
---------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial recurring losses from operations and has an accumulated deficit as of December 31, 1997. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. Management's operating plan for calendar year 1998 includes increased sales, higher margins on certain segments of the custom products and licensing business, reduced expenses as a percentage of revenues and improved cash flows sufficient to cover the Company's operating needs. There can be no assurances that the Company will be successful in these regards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.
Actual results could materially differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, note receivable from Styles and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair value at December 31, 1997. The fair market value of the note receivable from Styles is not readily determinable as market comparables are not readily available for like instruments.

Cash and Cash Equivalents
-------------------------

The Company considers investments with a maturity of three months or less when purchased to be cash equivalents.

                                  DYCAM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                For The Years Ended December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION,
------------------------------------------------------------------------------
CONTINUED
---------

Inventory
---------

Inventory is stated at the lower of cost or market (net realizable value), cost being determined on the first-in, first-out method. Inventory consists of cameras and camera components, image editing software and camera accessories. Such net realizable value is based on forecasts for sales of the Company's products in the ensuing years. The industry in which the Company operates is characterized by rapid technological advancement and change. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying balance sheet.

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

Included in property and equipment is camera equipment held under lease in the amount of $367,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years.

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management.

                                  DYCAM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                For The Years Ended December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION,
------------------------------------------------------------------------------
CONTINUED
---------


Capitalized Software Development Costs
--------------------------------------

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". As a result, software development costs incurred after the establishment of technological feasibility are capitalized and later amortized to cost of revenues on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. Generally, an original estimated economic life of five years is assigned to capitalized software development costs. During the years ended 1997 and 1996, no software development costs have been capitalized.

Goodwill
--------

On February 7, 1994, the Company merged with a wholly-owned subsidiary of Styles and the Company became a wholly-owned subsidiary of Styles. This acquisition was accounted for under the purchase method with the purchase price allocated among the assets acquired and on the basis of their estimated fair values. The excess of $5,554,000 of the total acquisition cost over the net assets acquired and liabilities assumed was allocated to goodwill. In accordance with Staff Accounting Bulletin No. 54, the financial statements of the Company as of February 7, 1994 were adjusted to "push-down" the Styles' cost of acquiring the common stock of the Company. Accordingly, the goodwill amount was pushed-down to the Company and the Company's accumulated deficit at the date of merger was eliminated. The goodwill was amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life could be recovered through projected undiscounted future cash flows. The amount of goodwill impairment, if any, is measured based on fair value (projected discounted future cash flows) and is charged to operations in the period in which goodwill impairment is determined by management. Goodwill was being amortized on a straight-line basis over the expected 20 year life. During each of the years ended December 31, 1997 and
1996, the Company recorded $278,000 of amortization expense.   During the fourth
quarter of 1997, management of the Company determined that the goodwill was impaired in its entirety because of the Company's change in business strategy and focus (see "General" above) and therefore, wrote the goodwill (carrying value of $4,471,000) down to zero.

                                  DYCAM, INC.

                         NOTES TO FINANCIAL STATEMENTS

                For The Years Ended December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION,
------------------------------------------------------------------------------
CONTINUED
---------


Revenue Recognition
-------------------

Revenue from camera sales is recognized upon shipment of products. Contract engineering fees are recognized when the services are performed. License fee revenue is recognized when earned. Revenue from camera equipment leased is included in camera sales and is recognized when earned (see Note 4).

Stock Options and Warrants
--------------------------

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Advertising
-----------

The Company reports the costs of all advertising as expense in the period in which those costs are incurred. Advertising expense was approximately $83,000 and $120,000 for the years ended December 31, 1997 and 1996, respectively.

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("Statement No. 109"), "Accounting for Income Taxes." Statement No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                  DYCAM, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION,
------------------------------------------------------------------------------
CONTINUED
---------


Limitations on Dividends
------------------------

Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its stockholders as a result of its accumulated deficit as of December 31, 1997.

Loss Per Common Share
---------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No.128"), "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. There was no effect on EPS upon the adoption of the provisions of SFAS No. 128 for all years presented. Loss per common share has been computed on the weighted average number of common and equivalent shares outstanding. Basic and diluted net loss per share are approximately the same.


New Accounting Pronouncements
-----------------------------

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted

                                  DYCAM, INC.

                For The Years Ended December 31, 1997 and 1996


NOTE 2 - CONCENTRATIONS
-----------------------

Concentration of Credit Risk
----------------------------

Financial investments which potentially expose the Company to a concentration of credit risk as defined by Statement of Financial Accounting Standards No. 105, consist primarily of cash and cash equivalents, accounts receivable and notes receivable from Styles. The Company places its cash and cash equivalents with high credit quality institutions but at times has amounts in one institution which significantly exceeds the federally insured limit of $100,000. Concentration of credit risk with respect to trade receivables is limited due to the diversity of the Company's customer base. Generally, the Company does not require collateral or other security to support customer receivables.
Management consistently monitors the financial condition of its customers to reduce the risk of loss.

Major Customers/Vendors
-----------------------

International sales accounted for approximately $100,000 and $415,000 or approximately 4% and 17% of Dycam's revenues for the years ended December 31, 1997 and 1996, respectively.

Hasco and one other customer accounted for 20% and 12%, respectively, of camera sales for the year ended December 31, 1997. No customer accounted for more than 10% of camera sales for the year ended December 31, 1996.

Two customers accounted for 46% and 34%, respectively, of total contract engineering fees for the year ended December 31, 1997. A former subsidiary of Styles accounted for 72% of total contract engineering fees for the year ended December 31, 1996.

A former subsidiary of Styles and Hasco accounted for 79% and 21%, respectively, of license fee revenues for the year ended December 31, 1997. A former subsidiary of Styles accounted for 100% of license fee revenues for the year ended December 31, 1996.

The Company purchased materials from one vendor for $210,000, which represented 14% of all materials purchased during the year ended December 31, 1997. The Company had accounts payable to three vendors representing 12%, 22% and 24%, respectively, of total accounts payable as of December 31, 1997.

The Company purchased materials from one vendor for $756,000, which represented 50% of all materials purchased during the year ended December 31, 1996.

                                  DYCAM, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 3 - INVENTORY
------------------


The components of inventory, net of reserve for obsolescence of $282,000, at December 31, 1997 are as follows:

          Raw materials        $48,000
          Work-in-process       20,000
          Finished goods         4,000
                               -------

                               $72,000
                               =======

NOTE 4 - RELATED PARTY TRANSACTIONS
-----------------------------------

Note Receivable From Styles
---------------------------

On December 14, 1994, the Company loaned to Styles $500,000. On January 25, 1995, the Company loaned an additional $500,000 to Styles. The two notes were memorialized into an amended and restated promissory note dated January 25, 1995 for the full $1,000,000, bearing interest at 2% above a bank's prime rate, interest payable monthly with the entire principal balance plus any accrued interest thereon due and payable on September 1, 1995. The Company subsequently amended the note thereby extending the maturity date to December 31, 1998 and changing the interest rate to a flat 10%.

The note is secured by a pledge of 1,916,667 shares of the common stock of the Company owned by Styles. Included in the accompanying 1997 and 1996 statement of operations under interest income is $17,000 and $100,000, respectively, related to the Styles loan, all of which was received as of December 31, 1997. An additional $88,000 of earned interest income has not been recognized by the Company due to the uncertainty of collectibility. During the fourth quarter of 1997, the Company determined that the note receivable from Styles was impaired and, therefore, recorded a loss in the amount of $800,000 as shown in the accompanying 1997 statement of operations. The remaining balance of $200,000 reflects the Company's estimate of the fair market value of the collateral (the pledged shares of the Company). The note receivable is shown as an offset to stockholders' equity in the accompanying statements of stockholders' equity.

                                  DYCAM, INC.

                For The Years Ended December 31, 1997 and 1996


NOTE 4 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

The settlement of Styles' outstanding indebtedness to the Company has been delayed pending the outcome of Styles' Chapter 11 bankruptcy proceedings.
Styles currently holds 61% of the Company's common stock, all of which is pledged as collateral for the note underlying the indebtedness. Until such time as the indebtedness is satisfied, voting rights for the pledged stock remains with the Company.

Revenues
--------

Included in the accompanying 1997 and 1996 statements of operations under camera sales, are $141,000 and $191,000, respectively, of revenues related to camera equipment leased to a former subsidiary of Styles.

Included in the accompanying 1997 and 1996 statements of operations under contract engineering are $0 and $146,000, respectively, of revenues related to camera equipment leased to a former subsidiary of Styles.

Included in the accompanying 1997 and 1996 statements of operations under license fees are $220,000 and $16,000, respectively, of revenues related to camera equipment leased to a former subsidiary of Styles.

NOTE 5 - OPERATING LEASES
-------------------------

Included in the accompanying 1997 statement of operations under camera sales are approximately $390,000 of revenues related to the camera equipment leased to Hasco under the Master Agreement.

The following is a schedule by year of total minimum lease payments estimated to be received on the Company's operating leases with Hasco:


        Years Ending
        December 31,
        ------------
          1998                                           $283,000
          1999                                            230,000
          2000                                             12,000
                                                         --------

          Total minimum lease payments
          estimated to be received                       $525,000
                                                         ========

                                  DYCAM, INC.

                For The Years Ended December 31, 1997 and 1996


NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at December 31, 1997 consists of the following:

          Machinery and equipment                $ 292,000
          Camera equipment held under lease        367,000
          Office equipment                         109,000
                                                 ---------
                                                   768,000

          Less accumulated depreciation           (534,000)
                                                 ---------

                                                 $ 234,000
                                                 =========

NOTE 7 - COMMITMENTS
--------------------

Facilities Leases
-----------------

In March 1995, the Company entered into two new operating leases for its facilities that expired in January 1998. In January 1998, the Company entered into an agreement to extend the expiration of the operating lease on its facilities to January 1999.


The minimum annual future rental commitments under the leases and the extension are as follows:


        Years Ending
        December 31,
        ------------
          1998                           $107,000
          1999                              9,000
                                         --------

                                         $116,000
                                         ========

Rent expense for the years ended December 31, 1997 and 1996 was $107,000 and $102,000, respectively.

                                  DYCAM, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 7 - COMMITMENTS, CONTINUED
-------------------------------

Employment Agreement
--------------------

On December 20, 1996, the Company entered into an employment agreement contract with one key employee for a three-year term which expires December 31, 1999. The agreement calls for annual compensation to be paid of $120,000 a year for each of the three years. Pursuant to the employment agreement, the Company granted 90,000 stock options during 1997 that vest 8.33% per calendar quarter starting the first quarter of 1997. Additionally, in 1997, the Company granted 60,000 stock options to the employee that vest 8.33% per calendar quarter starting the fourth quarter of 1997 and expire ten years after the date of grant. These options were repriced to $0.25 in October 1997 (see Note 9).

401(k) Plan
-----------

The Company has a 401(k) plan for its employees which went into effect August 1, 1994. All individuals already employed by the Company on that date were considered eligible for the plan. Individuals employed subsequent to that date are eligible upon completing two months of service with the Company. In accordance with the terms of the plan, employees may contribute up to 15% of their pretax earnings to the plan, up to the annual maximum. The Company can make a discretionary contribution of up to 6.0% of the employee's pretax earnings. The Company's contribution for the years ended December 31, 1997 and 1996 was approximately $21,000 and $27,000, respectively.

NOTE 8 - INCOME TAXES
---------------------

The Company's tax provisions for the years ended December 31, 1997 and 1996 represent state minimum taxes only and differ from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as a result of the following:

                                                               1997                    1996
                                                           ------------            ------------
Computed "expected" tax benefit                            $(1,878,000)             $(444,000)

Increase in income taxes resulting from:
   Goodwill amortization not deductible for income
    tax purposes                                             1,616,000                 95,000
   Change in the beginning-of-the-year balance of the
    valuation allowance for deferred tax assets
    allocated to income tax benefit                            262,000                349,000
   State income taxes                                            1,000                  1,000
                                                           -----------              ---------

                                                           $     1,000              $   1,000
                                                           ===========              =========

                                  DYCAM, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 8 - INCOME TAXES, CONTINUED
--------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1997 are presented below:

Deferred tax assets:
 Accounts receivable, principally due to allowance
  for doubtful accounts                                 $     2,000
 Warranty reserves                                            4,000
 Inventory reserves                                         112,000
 Compensated absences due to accrual for financial
  reporting purposes                                         17,000
 Net operating loss carryforwards                         1,060,000
 Tax credit carryforwards                                    71,000
                                                        -----------

     Total deferred tax assets                            1,266,000

Less valuation allowance                                 (1,266,000)
                                                        -----------

     Net deferred tax assets                            $         -
                                                        ===========

As of December 31, 1997, the Company had net tax operating loss carryforwards of approximately $2,871,000 for federal tax purposes which expire through 2012. As of December 31, 1997, the Company had net tax operating loss carryforwards of approximately $1,429,000 for state tax purposes which expire through the year 2002.

In general, Section 382 of the Internal Revenue Code includes provisions which may limit the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a greater than 50% ownership change (as defined) takes place in any three-year period. Such limitations can result in the loss of net operating loss carryforwards.

NOTE 9 - STOCK OPTIONS
----------------------

During 1994, the Company adopted a stock incentive plan (the "1994 Plan") pursuant to which there are 850,000 shares of common stock reserved for issuance. Stock options as to 646,000 shares were granted at an exercise price of $4.00 per share which was at or above the estimated fair market value at the date of grant and vest 33% per year over a three year period as to 346,000 of the options and over one year as to 300,000 of the options. These options expire in the year 2004. On January 25, 1995, the Company repriced its 646,000 options outstanding under the 1994 Plan to $2.31, the estimated fair market value of the Company's common stock at that date. During 1995, 300,000 of these options expired upon the resignation of an employee. During 1997, the Company repriced the remaining 346,000 options to $0.25, the estimated fair value of the Company's common stock at the time of repricing.

                                  DYCAM, INC.

                For The Years Ended December 31, 1997 and 1996


NOTE 9 - STOCK OPTIONS, CONTINUED
---------------------------------

During 1994, the Company also granted options outside of the 1994 Plan to purchase 56,079 and 100,000 shares of common stock at $3.21 and $4.00 per share, respectively. These stock options were granted at or above the estimated fair market value at the date of grant, vested immediately and expire in the year 2004.

Option activity for the years ended December 31, 1997 and 1996 was as follows:


                                 1994 PLAN          OUTSIDE PLAN         EXERCISE PRICE
                               ------------        --------------        ---------------
Options outstanding at
 January 1, 1996                    346,000               156,079        $  0.25 - $4.00

Options granted                           -                     -                      -
Options expired                           -                     -                      -
                               ------------        --------------        ---------------
Options outstanding at
 December 31, 1996                  346,000               156,079          0.25 -   4.00

Options granted                     150,000                     -                   0.25
Options expired                           -                     -
                               ------------        --------------        ---------------
Options outstanding at
December 31, 1997                   496,000               156,079        $  0.25 - $4.00
                               ============        ==============        ===============
Exercisable at
December 31, 1997                   396,000               156,079        $  0.25 - $4.00
                               ============        ==============        ===============


SFAS 123 Pro Forma Information
------------------------------

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the year ended December 31, 1997; risk free interest rate 7.2%; dividend yield of 0%; expected life of the option of 3 years; and volatility factor of the expected market price of the Company's common stock of 100%.

                                  DYCAM, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 9 - STOCK OPTIONS, CONTINUED
---------------------------------

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net loss, and net loss per common share had compensation costs for the Company's stock option plans been determined based on a fair value of the date of grant consistent with the provisions of SFAS 123, for the year ended December 31, 1997, are as follows:

Net loss, as reported                                               $(6,324,000)

Adjustment to compensation expense under SFAS 123                      (111,000)
                                                                    -----------

Net loss, pro forma                                                 $(6,435,000)
                                                                    ===========

Net loss per common and common equivalent share, as reported        $     (2.03)
                                                                    ===========

Net loss per common and common equivalent share, pro forma          $     (2.06)
                                                                    ===========


                                 PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF DYCAM

         Information regarding directors and executive officers of Dycam will appear in the Proxy Statement of the Annual Meeting of Stockholders and is incorporated herein by this reference. The Proxy Statement will be filed with the SEC within 120 days following December 31, 1997.


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

         See attached Exhibit Index.

(b)  REPORTS ON FORM 8-K:

         None.

                                 SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this fourteenth day of April, 1998.

                              DYCAM INC.
                              (Registrant)

                              By:  /s/ John A. Edling
                                  -------------------------
                                   John A. Edling
                              Its: Chief Operating Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

     Signature                       Title                    Date
     ---------                       -----                    ----
/s/ Ronald Iversen      Chairman of the Board, Chief       April 14, 1998
------------------      Executive Officer, President
Ronald Iversen


/s/ John Edling         Chief Operating Officer, Chief     April 14, 1998
------------------      Financial Officer, Treasurer,
John Edling             Secretary and Director


/s/ George Ismael       Chief Technology Officer           April 14, 1998
------------------      and Director
George Ismael


                                 EXHIBIT INDEX


Exhibit                                                                       Sequential
  No.                     Document                                             Page No.
-------                   --------                                            ----------
3.1     Restated Certificate of Incorporation of Dycam Inc.(2)...............

3.2     Amended and Restated Bylaws of Dycam Inc.(2).........................

4.1     Dycam Inc. Specimen Stock Certificate(3).............................

10.3    Development Master Agreement, dated March 11, 1993, by and between Dycam  Inc. and International Business Machines
        Corporation; and Task Order Number One, dated March 11, 1993, and Task Order Number Two, dated June 1, 1993,
        related thereto(1)...................................................

10.4    License Agreement, dated December 9, 1990, by and between Dycam Inc.
        and Logitech, Inc.(1).................................................

10.5    Restated License Agreement, effective as of June 15, 1993, by and between Dycam Inc. and Logitech, Inc.(1)..............................

10.6    Research Agreement, dated as of June 30, 1993, by and between
        Dycam Inc. and University of Florida Research Foundation(1)...........

10.7    Form of Dycam Inc. Authorized Reseller Agreement(1)...................

10.8    Form of Dycam Inc. Associate Agreement(1).............................

10.9    Form of Dycam Inc. Authorized International Distribution
        Agreement(1)..........................................................

10.10   United States Patent No. 4,074,324 for Instant Electronic Camera,
        filed July 14, 1975, listing Jon S. Barrett as the Inventor(1)........

10.11   United States Patent No. 5,249,093 for Filmless Digital Camera With
        Selective Image Compression, filed August 7, 1992, listing
        Jaswant R. Jain as the Inventor(1)....................................

10.12   Letter Agreement, dated August 11, 1993, by and between Styles on
        Video, Inc. and Dycam Inc.(1).........................................

10.13   Employment Agreement by and between Dycam Inc. and John Edling(2).....

10.14   Employment Agreement by and between Dycam Inc. and George
        Ismael(2).............................................................

10.15   Form of Non-Compete Agreement by and between Styles on Video,
        Inc., Dycam Inc. and various stockholders of Dycam Inc.(1)............

10.16   Form of Standstill Agreement by and between Styles on Video, Inc.
        and various stockholders of Dycam Inc.(1).............................

10.17   Form of Option Agreement by and between Dycam Inc. and various
        Dycam Inc. stockholders(1)............................................

10.18   Letter Agreement, dated November 4, 1993, by and among Styles on
        Video, Inc. Dycam Inc. and George Ismael(1)...........................


10.19   Form of Agreement and Certificate of Merger Merging Dycam Acquisition
        Corp. with and into Dycam Inc.(2).............................................


10.20   Dycam Inc. Employee Handbook, dated May 25, 1993(2)...........................


10.21   1994 Stock Incentive Plan of Dycam Inc.(2)....................................


10.22   Letter Agreement, dated January 25, 1995, by and between Styles on
        Video, Inc. DYCAM, INC.(4)....................................................


10.23   Amended and Restated Promissory Note, dated January 25, 1995, made by
        Styles on Video, Inc. in favor of Dycam Inc. (4)..............................


10.24   Sublease Agreement, dated November 15, 1994, by and between Edwards and
        Lock Management Corporation as Sublessor and Dycam Inc. as Sublessee for
        property located at 9414 Eton Avenue, Chatsworth, California  91311 (4).......


10.25   Lease Agreement, dated December 7, 1994, by and between Northpark
        Industrial as Lessor and Dycam Inc. as Lessee for property located at
        9414 Eton Avenue, Chatsworth, California 91311 (4)............................


21.1    List of Subsidiaries of Dycam Inc.............................................


23.1    Consent of Corbin & Wertz.....................................................


27      Financial Data Schedule.......................................................

_______________________


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