Form 10KSB40/A
period 1997-12-31
DYCAM INC
filed 1998-05-01
CIK 850971

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              AMENDMENT NO. 1 TO
                                  FORM 10-KSB


[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _____________ TO ______________


                        COMMISSION FILE NUMBER 1-13160



                                  DYCAM INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                               95-4202424
      (STATE OR OTHER JURISDICTION OF                 (I.R.S.EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES X   NO    .
                                               --      --

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

      AMENDMENT TO INCLUDE ITEMS 9-12 OF PART III. PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT WILL NOT BE INCORPORATED BY REFERENCE INTO THIS FORM 10KSB-A.

================================================================================

                                 PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS


     THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION WITH RESPECT TO THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AS OF DECEMBER 31, 1997.



EXECUTIVE OFFICERS AND DIRECTORS
                                                       PRINCIPAL
        Name                       AGE                 OCCUPATION
        ----                       ---                 ----------
  Ronald Iversen                   50          Chairman of the Board, Chief Executive
                                               Officer, and President

  John A. Edling                   43          Chief Operating Officer, Chief Financial Officer,
                                               Secretary, Treasurer, Director

  George Ismael                    50          Chief Technology Officer, Director

  The executive officers of the Company are appointed by and serve at the discretion of the Board of Directors. There is no family relationship among any of the officers or directors of the Company.

  The directors of the Company are elected annually. Directors may be removed with or without cause by a vote of the majority of the Stockholders then entitled to vote.

  MR. IVERSEN has been the Company's Chairman, Chief Executive Officer, and President since October 1997, and Vice President of Sales and Marketing since January 1997. From June 1993 until December 1996, Mr. Iversen served as Senior Vice President and General Manager of the Commercial Business Division of Datametrics Corporation. From 1991 to 1993, Mr. Iversen was founder and President of Nugen Distribution International. From 1984 through 1991 Mr. Iversen served as Vice President of Marketing and Sales for Dataproducts Corporation. Mr. Iversen holds a BSEE and MBA from the University of Connecticut, and a MSEE from New York University.

  MR. EDLING is the Chief Operating Officer, Chief Financial Officer, Treasurer, and Secretary of the Company. Mr. Edling was a co-founder of the Company and served as its Chief Operating Officer from March 1991 until he became Chief Executive Officer and President in December 1991. Mr. Edling resigned as Chief Executive Officer of the Company effective November 1994, continuing to serve in his other capacities, and was reappointed to that position effective March 1995. Concurrent with the October 1997 reorganization of the Company Mr. Edling resigned as Chairman and Chief Executive Officer, continuing in his other capacities while managing the newly created Products and Services business.
From November 1988 until March 1991 he was Product Development Manager for Dataproducts Corporation ("Dataproducts"), where he had responsibility for the design, development, and advanced marketing of Dataproducts' laser printer products and systems. Mr. Edling holds a BS in Finance from California State University, Northridge.

  MR. ISMAEL is Chief Technology Officer and a member of the Board of Directors of the Company. Mr. Ismael was a co-founder of the Company and has served as Chief Technology Officer since November 1990. Concurrent with the October 1997 reorganization of the Company, Mr. Ismael also became responsible for managing the newly created Technology and Licensing business. Between 1987 and 1990, Mr. Ismael was Director of Engineering for Genicom Corporation ("Genicom"), where he was responsible for a team of engineers developing non-impact printer systems. Prior to joining Genicom, Mr. Ismael worked in engineering management positions at Dataproducts. Mr. Ismael holds a BA in English from California State University, Northridge.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT


 Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange Inc.
Executive officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during the year ended December 31, 1997, all relevant Section 16(a) filing requirements were complied with.



ITEM 10. EXECUTIVE COMPENSATION



SUMMARY COMPENSATION TABLE

 The following table summarizes the compensation paid by the Company to those persons who were, at December 31, 1997, executive officers of the Company (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                           LONG TERM
Annual Compensation                       COMPENSATION
-------------------                       ------------

                                               SECURITIES
NAME AND PRINCIPAL                                        UNDERLYING         ALL OTHER
Position                       YEAR     SALARY   BONUS  OPTIONS/SARS (1)  COMPENSATION (2)
--------                       ----     ------   -----  ----------------  ----------------
Ronald Iversen,                1997    $124,800   -0-     150,000 (3)            -0-
Chairman of the Board,         1996       -0-     -0-        -0-                 -0-
Chief Executive Officer,       1995       -0-     -0-        -0-                 -0-
and President


John A. Edling,                1997    $122,100   -0-     100,000 (3)          3,600
Chief Operating Officer,       1996     120,000   -0-     100,000              3,600
Chief Financial Officer,       1995     120,000   -0-     100,000              3,600
Secretary, Treasurer,
Director

George Ismael,                 1997     113,100   -0-     120,000 (3)          3,300
Chief Technology Officer,      1996     110,000   -0-     120,000              3,300
Director                       1995     110,000   -0-     176,079              3,300

_________________________________

(1) All numbers reflect the number of shares of Common stock subject to options granted during the fiscal year.

(2) Consists of employer contributions to the Company's section 401(k) plan for these persons.

(3) Represents previously granted options which were repriced on October 20, 1997. The repricing is subject to shareholder approval at the 1998 annual meeting of stockholders.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTIONS


        The following table sets forth, for each of the Named Executive Officers, certain information regarding the exercise of stock options during the fiscal years ended December 31, 1997, and the value of options held at fiscal year end.



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                               Value of All
                                                                               Unexercised
                                                          Number of           In-the-Money
                                                       Unexercised Options  Options at Fiscal
                                 Shares                 at Fiscal Year-End    Year End(1)
                               Acquired on     Value      Exercisable/         Exercisable/
    Name                        exercise      Realized   Unexercisable        Unexercisable
    ----                        --------      --------   -------------        -------------
Ronald Iversen                    -0-           -0-      50,000/100,000           -0-/-0-

John A. Edling                    -0-           -0-      100,000/  -0-            -0-/-0-

George Ismael                     -0-           -0-      176,079/  -0-            -0-/-0-

_______________________________


(1)  None of the outstanding options are "In-the-Money".


EMPLOYMENT AGREEMENTS

        On December 20, 1996, the Company entered into an employment agreement contract with Ronald Iversen for a three year term which expires December 31, 1999. The agreement calls for annual compensation to be paid of $120,000 a year for each of the three years, plus $400 per month for medical insurance allowance. Pursuant to the employment agreement, on January 2, 1997 the Company issued 90,000 stock options that vest 8.33% per calendar quarter starting the first quarter of 1997. Additionally, the Company issued 60,000 stock options to the employee that vest 8.33% per calendar quarter if certain conditions are met. The exercise price for all options issued to Mr. Iversen is $0.25 per share for those shares vesting in 1997, and for those shares vesting in 1998 and 1999 the exercise price shall be the average closing price of Dycam stock for the first three days of 1998 and 1999 respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL STOCKHOLDERS

        The following table sets forth as of April 22, 1998 certain information relating to the ownership of the Company Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company Common Stock, (ii) each of the Company's directors, (iii) each of the Company's Named Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each of such persons has the sole voting and investment power with respect to the shares owned. Unless otherwise indicated, the address of each person is c/o Dycam Inc., 9414 Eton Avenue, Chatsworth, California 91311.




                                      Number of Shares of
                                   Common Stock Beneficially
       Name                                  Owned                  Percent
       ----                                  -----                  -------
Ronald Iversen                             57,500 (1)                 1.56

John A. Edling                            128,444 (2)                 3.49

George Ismael                             287,416 (3)                 7.81

John D. Power                             228,000                     6.19

Styles on Video, Inc.                   1,916,667                    52.07
667 Rancho Conejo Blvd.,
Newbury Park, CA. 91320

Directors and executive officers
as a group (3 persons)                    473,360 (4)                12.86

__________________

*    less than one percent.


(1) Includes 57,500 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to April 28, 1997.

(2) Includes 100,000 shares of Common Stock reserved for issuance upon exercise of stock options which are exercisable.

(3) Includes 176,079 shares of Common Stock reserved for issuance upon exercise of stock options which are exercisable, and 3,137 shares of Common Stock held of record by Mr. Ismael's wife.

(4) Includes 333,579 shares of Common Stock reserved for issuance upon exercise of stock options which are or will become exercisable on or prior to April 28, 1998 and 3,137 shares of Common Stock held by officer's or director's spouses.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In the fourth quarter of 1997, Styles on Video ("Styles") filed for protection under Chapter 11 of the U.S. Bankruptcy Court. Styles owns 61% (52% fully diluted) of Dycam's outstanding shares of common stock. Styles is in default on indebtedness owed to Dycam in the amount of approximately $1,100,000. The indebtedness is collateralized by the shares of Dycam common stock owned by Styles. Dycam has the right to exercise all voting rights with respect to such shares as a result of the default. Dycam has entered into an agreement in principle to recover 78% of the shares held by Styles in exchange for the indebtedness owed to Dycam. Certain executive officers of Dycam have agreed to purchase the balance of the Dycam shares. These agreements however, are subject to bankruptcy court approval.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

               See attached Exhibit Index.

(B)  REPORTS ON FORM 8-K:

               None.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this thirtieth day of April, 1998.

                                      DYCAM INC.
                                      (Registrant)

                                      By:  /s/ John A. Edling
                                           -------------------------------
                                           John A. Edling
                                      Its: Chief Operating Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


        Signature                               Title                                Date
        ---------                               -----                                ----
/s/ Ronald Iversen                       Chairman of the Board, Chief            April 30, 1998
-------------------------------          Executive Officer, President
Ronald Iversen

/s/ John Edling                          Chief Operating Officer, Chief          April 30, 1998
-------------------------------          Financial Officer, Treasurer,
John Edling                              Secretary and Director

/s/ George Ismael                        Chief Technology Officer                April 30, 1998
-------------------------------          and Director
George Ismael

                                 EXHIBIT INDEX


  Exhibit                                                                                         Sequential
    No.                                      Document                                               Page No.
  -------                                    --------                                             ----------
   3.1    Restated Certificate of Incorporation of Dycam Inc.(2)................................

   3.2    Amended and Restated Bylaws of Dycam Inc.(2)..........................................

   4.1    Dycam Inc. Specimen Stock Certificate(3)..............................................

   10.3   Development Master Agreement, dated March 11, 1993, by and between Dycam
          Inc. and International Business Machines Corporation; and Task Order Number
          One, dated March 11, 1993, and Task Order Number Two, dated June 1, 1993, related thereto(1)....................................................................

   10.4   License Agreement, dated December 9, 1990, by and between Dycam Inc. and
          Logitech, Inc.(1).....................................................................

   10.5   Restated License Agreement, effective as of June 15, 1993, by and between
          Dycam Inc. and Logitech, Inc.(1)......................................................

   10.6   Research Agreement, dated as of June 30, 1993, by and between Dycam Inc.
          and University of Florida Research Foundation(1)......................................

   10.7   Form of Dycam Inc. Authorized Reseller Agreement(1)...................................

   10.8   Form of Dycam Inc. Associate Agreement(1).............................................

   10.9   Form of Dycam Inc. Authorized International Distribution Agreement(1).................

   10.10  United States Patent No. 4,074,324 for Instant Electronic Camera, filed
          July 14, 1975, listing Jon S. Barrett as the Inventor(1)..............................

   10.11  United States Patent No. 5,249,093 for Filmless Digital Camera With
          Selective Image Compression, filed August 7, 1992, listing Jaswant R. Jain as the
          Inventor(1)...........................................................................

   10.12  Letter Agreement, dated August 11, 1993, by and between Styles on Video,
          Inc. and Dycam Inc.(1)................................................................

   10.13  Employment Agreement by and between Dycam Inc. and John Edling(2).....................

   10.14  Employment Agreement by and between Dycam Inc. and George Ismael(2)...................

   10.15  Form of Non-Compete Agreement by and between Styles on Video, Inc.,
          Dycam Inc. and various stockholders of Dycam Inc.(1)..................................

   10.16  Form of Standstill Agreement by and between Styles on Video, Inc.
          and various stockholders of Dycam Inc.(1).............................................

   10.17  Form of Option Agreement by and between Dycam Inc. and various
          Dycam Inc. stockholders(1)............................................................

   10.18  Letter Agreement, dated November 4, 1993, by and among Styles on Video, Inc.

          Dycam Inc. and George Ismael(1) ............................................................

   10.19  Form of Agreement and Certificate of Merger Merging Dycam Acquisition
          Corp. with and into Dycam Inc.(2) ..........................................................

   10.20  Dycam Inc. Employee Handbook, dated May 25, 1993(2) ........................................

   10.21  1994 Stock Incentive Plan of Dycam Inc.(2) .................................................

   10.22  Letter Agreement, dated January 25, 1995, by and between Styles on
          Video, Inc. and Dycam Inc. (4). ............................................................

   10.23  Amended and Restated Promissory Note, dated January 25, 1995, made by
          Styles on Video, Inc. in favor of Dycam Inc. (4). ..........................................

   10.24  Sublease Agreement, dated November 15, 1994, by and between Edwards and Lock Management Corporation as Sublessor and Dycam Inc. as
          Sublessee for property located at 9414 Eton Avenue, Chatsworth,
          California 91311 (4) .......................................................................

   10.25  Lease Agreement, dated December 7, 1994, by and between Northpark
          Industrial as Lessor and Dycam Inc. as Lessee for property located at
          9414 Eton Avenue, Chatsworth, California 91311 (4) .........................................

   21.1   List of Subsidiaries of Dycam Inc. .........................................................

   23.1   Consent of Corbin & Wertz ..................................................................


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