Form 10QSB
period 1998-03-31
DYCAM INC
filed 1998-05-15
CIK 850971

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                  FORM 10-QSB



Mark One

  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1998

                                      OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

    Common Stock,   $.01 Par Value,  3,120,836 shares as of March 31, 1998

           Transitional Small Business Disclosure Format (Check one)

                  YES                                      NO   X
                      -----                                   -----

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements



                                  DYCAM INC.

                                BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                                    ASSETS
                                                    ------

                                                                      March 31, 1998      December 31, 1997
Current assets:
      Cash and cash equivalents                                            $   447,000         $   249,000
      Accounts receivable, net                                                 236,000             384,000
      Inventory                                                                 53,000              72,000
      Prepaid expenses and other current assets                                      0                   0
                                                                           -----------         -----------
           Total current assets                                                736,000             705,000

Property and equipment, net                                                    193,000             234,000

Deposits                                                                        18,000              18,000
                                                                           -----------         -----------


  Total assets                                                             $   947,000         $   957,000
                                                                           ===========         ===========


                                    LIABILITIES AND STOCKHOLDERS'  EQUITY
                                    -------------------------------------

Current liabilities:
      Accounts payable                                                     $   159,000         $   130,000
      Accrued payroll and related expenses                                     100,000              78,000
      Accrued expenses                                                          89,000              43,000
                                                                           -----------         -----------
           Total current liabilities                                           348,000             251,000
                                                                           -----------         -----------

Commitments

Stockholders' equity
      Common stock (par value $.01)                                             31,000              31,000
      Additional paid in capital                                            10,710,000          10,710,000
      Accumulated deficit                                                   (9,942,000)         (9,835,000)
      Note Receivable from Styles                                             (200,000)           (200,000)
                                                                           -----------         -----------
           Total shareholders' equity                                          599,000             706,000
                                                                           -----------         -----------
                Total liabilities and shareholders' equity                 $   947,000         $   957,000
                                                                           ===========         ===========

                                  DYCAM INC.

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997



                                                                                 Three Months Ended

                                                                      March 31, 1998             March 31, 1997
Revenues
   Camera Sales                                                         $  613,000                 $  355,000
   Contract engineering fees                                            $  141,000                 $   28,000
   License fees                                                         $   25,000
                                                                        ----------                 ----------
                                                                        $  779,000                 $  383,000
                                                                        ----------                 ----------
Cost of revenues
   Camera Sales                                                            432,000                    268,000
   Contract engineering fees                                                82,000                     18,000
   License fees
                                                                        ----------                 ----------
                                                                           514,000                    286,000
                                                                        ----------                 ----------
Gross profit                                                               265,000                     97,000
                                                                        ----------                 ----------
Operating expenses:
   Selling,  general & administrative expenses                             268,000                    344,000
   Research and Development                                                 64,000                    123,000
   Depreciation and amortization                                            42,000                    121,000
                                                                        ----------                 ----------
                                                                           374,000                    588,000
Income before
   Non - operating income and taxes                                       (109,000)                  (491,000)

Non - operating income                                                       2,000                     30,000
                                                                        ----------                 ----------
Income (loss) before taxes                                                (107,000)                  (461,000)

Provision for income taxes                                                       0                          0
                                                                        ----------                 ----------

   Net income (loss)                                                    $ (107,000)                $ (461,000)
                                                                        ==========                 ==========


Net income (loss) per share:                                            $    (0.03)                $    (0.15)


Weighted average shares of common
stock outstanding                                                        3,120,836                  3,120,836

                                  DYCAM INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE YEAR ENDED 1997 AND THREE MONTHS ENDED MARCH 31, 1998


                                         Common Stock                                 Note Receivable   Accumulated  Stockholders
                                         No. of shares  Par value  Addtl. pd in Cap.    from Styles       Deficit       Equity
                                         -------------  ---------  -----------------  ---------------  ------------  ------------
Balance, December 31, 1997                   3,120,836     31,000         10,710,000         (200,000)   (9,835,000)      706,000

Net loss for first three months                                                                            (107,000)     (107,000)
                                         -------------  ---------  -----------------  ---------------  ------------  ------------
Balance at March 31, 1998                    3,120,836  $  31,000  $      10,710,000  $      (200,000) $ (9,942,000) $    599,000
                                         =============  =========  =================  ===============  ============  ============

                                  DYCAM INC.

                            STATEMENT OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997

                                                                                        MARCH 31, 1998             MARCH 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net Income                                                                         $(107,000)                 $(461,000)
                                                                                           ---------                  ---------

        Adjustments to reconcile Net Income (loss)
        to Net Cash provided by (used in) operating activites:
            Depreciation                                                                      42,000                     51,000
            Amortization of goodwill                                                               0                     69,000
            Allowance for doubtful accounts
            Changes in assets and liabilities:
               (Increase) / decrease in accounts receivable                                  148,000                      7,000
               (Increase) / decrease in royalty receivable                                         0                          0
               (Increase) / decrease in inventories                                           19,000                     55,000
               (Increase) / decrease in prepaid expenses                                           0                          0
               (Increase) / decrease in other current assets                                       0                     21,000
               Increase / (decrease)  in accounts payable                                     29,000                    106,000
               Increase / (decrease)  in accounts payable-intercompany                             0                          0
               Increase / (decrease)  in accrued expenses                                     46,000                          0
               Increase / (decrease)  in accrued payroll and related expenses                 22,000                      4,000
               Increase / (decrease)  in deferred revenue                                          0                          0
               Increase / (decrease)  in income taxes payable                                      0                          0
                                                                                           ---------                  ---------
                         Total adjustments                                                   264,000                    193,000
                                                                                           ---------                  ---------
        Net cash provided by (used in) operating activites                                   199,000                   (148,000)
                                                                                           ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

        (Increase) / decrease in property and equipment                                       (1,000)                   (19,000)
        (Increase) / decrease in Note receivable from SOV                                          0                          0
        (Increase) / decrease in deposits                                                          0                      1,000
                                                                                           ---------                  ---------
        Net cash used in investing activites                                                  (1,000)                   (18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

        Offering Expenses                                                                          0                          0
        Issuance of common stock                                                                   0                          0
                                                                                           ---------                  ---------
        Net cash provided by financing activities                                                  0                          0

NET INCREASE / (DECREASE)  IN CASH                                                           198,000                   (166,000)

CASH,  BEGINNING BALANCE                                                                     249,000                    590,000
                                                                                           ---------                  ---------
CASH,  ENDING BALANCE                                                                      $ 447,000                  $ 424,000
                                                                                           =========                  =========

                                  DYCAM INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General

Dycam Inc. (the "Company"), a Delaware corporation, was incorporated in June 1988. The Company maintains its operating facilities in Chatsworth, California. The Company has historically designed and developed digital cameras and associated hardware and software products primarily for use with personal computers. During the year ended December 31, 1997, however, the Company changed its business strategy and focused its product business primarily on reselling of digital cameras and associated service and maintenance contract agreements, and focused its technology business on the sales of engineering services and licensing agreements. The Company is owned 61% by Styles on Video, Inc., a publicly-traded Delaware corporation ("Styles"). During the year ended December 31, 1997, Styles declared Chapter 11 bankruptcy.

The accompanying unaudited interim financial statements of Dycam Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1997 as filed with the U.S. Securities and Exchange Commission.

Basis of Presentation

Since 1994, the Company has suffered substantial recurring losses from operations and has an accumulated deficit as of March 31, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. The Company's operating plan for calendar year 1998 includes increased sales, higher margins on certain segments of the custom products and licensing business, reduced expenses as a percentage of revenues, and improved cash flows sufficient to cover the Company's financing needs. There can be no assurance that the Company will be successful in these regards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Property and Equipment

Included in property and equipment is camera equipment held under lease to Hasco International ("Hasco") in the amount of $147,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years.

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

                                  DYCAM INC.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

During each of the years ended December 31, 1997 and 1996, the Company recorded
$278,000 of amortization expense.   During the fourth quarter of 1997,
management of the Company determined that the goodwill was impaired in its entirety because of the Company's change in business strategy and focus (see "General" above) and therefore, wrote the goodwill (carrying value of $4,471,000) down to zero. Goodwill amortization of $0 and $69,000 was recorded for the three months ended March 31, 1998 and 1997, respectively.

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

NOTE 2 - CONCENTRATIONS
-----------------------

Major Customers/Vendors

Two customers accounted for 18% and 12% respectively, of camera sales for the three months ended March 31, 1998. No customer accounted for more than 10% of camera sales for the three month period ended March 31, 1997.

One customer accounted for $68,000 of contract engineering fees (48% of contract engineering fees) and a different customer accounted for $55,000 of contract engineering fees (39% of contract engineering fees) for the three months ended March 31, 1998. Three customers accounted for all of the $28,000 of contract engineering revenues recognized in the three months ended March 31, 1997.

Dycam purchased materials from one vendor for $124,000 and from a different vendor for $73,000, which represented 28% and 30% of all materials purchased during the three months ended March 31, 1998 and 1997, respectively. Substantially all of such purchases are related to standard digital camera products.

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

NOTE 3 - TRANSACTIONS WITH STYLES
---------------------------------

Note Receivable from Styles on Video Inc.

On December 14, 1994, the Company loaned to Styles $500,000. On January 25, 1995, the Company loaned an additional $500,000 to Styles. The two notes were memorialized into an amended and restated promissory note dated January 25, 1995 for the full $1,000,000, bearing interest at 2% above a bank's prime rate, interest payable monthly with the entire principal balance plus any accrued interest thereon due and payable on September 1, 1995. The Company subsequently amended the note thereby extending the maturity date to December 31, 1998 and changing the interest rate to a flat 10%. The note is secured by a pledge of 1,916,667 shares of the common stock of the Company owned by Styles. During the fourth quarter of 1997, the Company determined that the note receivable from Styles was impaired and, therefore, recorded a loss in the amount of $800,000. The remaining balance of $200,000 reflects the Company's estimate of the fair market value of the collateral (the pledged shares of the Company). The note receivable is shown as an offset to stockholders' equity in the accompanying statements of stockholders' equity.

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

Revenues

Included in the accompanying March 31, 1998 and 1997 statements of operations under camera sales is $71,000 and $73,000, respectively, of revenues related to camera equipment formerly leased to a subsidiary of Styles and currently leased to Hasco.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at March 31, 1998 consists of the following:


         Machinery and equipment              $  292,000
         Camera equipment                        367,000
         Office equipment                        110,000
                                              ----------
                                                 769,000

         Less:  accumulated depreciation        (576,000)
                                               ---------

                                              $  193,000
                                              ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS

General


   Dycam Inc. (the "Company"), a Delaware corporation, was incorporated in June 1988. The Company maintains its operating facilities in Chatsworth, California. The Company has historically designed and developed digital cameras and associated hardware and software products primarily for use with personal computers. During the year ended December 31, 1997, however, the Company changed its business strategy and focused its product business primarily on reselling of digital cameras and associated service and maintenance contract agreements, and focused its technology business on the sales of engineering services and licensing agreements. Substantially all of the Company's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work.

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

     The Company believes that its existing cash balances and cash flow from operations will be sufficient to meet its cash requirements through December 1998, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

     Three months ended March 31, 1998 compared to the three months ended
     --------------------------------------------------------------------
March 31, 1997
--------------

     Total revenues for the three months ended March 31, 1998 were $779,000. Total revenues increased $396,000 (103%) from revenues of $383,000 for the three months ended March 31, 1997. Revenues from camera sales were $613,000 (79% of total revenue) in the three months ended March 31, 1998 as compared to $355,000 in 1997 (93% of total revenue). Revenues from contract engineering were $141,000 (18% of revenue) in the period as compared to $28,000 (7% of revenue) in the same period of 1997. $25,000 (3% of revenues) of license fee revenues were recognized in the period ended March 31, 1998. No license fee revenues in the period ended March 31, 1997 were recognized.

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


     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues for the three months ended March 31, 1998 increased to 34%, compared to 25% in the three months ended March 31, 1997, primarily as a result of higher gross margins on camera sales, and increased sales of services. Gross margins may return to lower levels if the Company's custom products business does not contribute a significant portion to the Company's revenues or if increased service revenues are not realized.

     Selling, general and administrative expenses consist of administrative expenses at the Company headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent and occupancy costs. Selling, general and administrative expenses decreased $76,000 for the three months ended March 31, 1998 to $268,000 (34% of revenues) from $344,000 (90% of revenues) for the same period in 1997. The decrease resulted primarily from reductions in personnel, decreased Sales and Marketing expenses, and decreased insurance expenses.

     Product development and research expenses decreased $59,000 to $64,000 (8% of revenues) in the three months ended March 31, 1998 compared to $123,000 (32% of revenues) in 1997, primarily due to allocating personnel to support the increased contract engineering revenues. The Company believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

     Inventories decreased by $19,000 to $53,000 at March 31, 1998 when compared to December 31, 1997.

     The net loss per common share was ($0.03) for the three months ended March 31, 1998 compared to net loss per common share of ($0.15) for the three months ended March 31, 1997.

Liquidity and Capital Resources

     At March 31, 1998, Dycam had cash and short-term investments on hand of $447,000, an increase of $198,000 from $249,000 at December 31, 1997.

     Accounts receivable, net of allowance for doubtful accounts, decreased $148,000 during the three months ended March 31, 1998.

     Current liabilities during the three months ended March 31, 1998 increased by $97,000 to $348,000, primarily as a result of increases in accounts payable of $29,000 and accrued expenses of $48,000.

     Dycam's working capital at March 31, 1998 was $388,000 a decrease of $66,000 when compared to $454,000 at December 31, 1997. Working capital decrease was primarily the result of net losses of $107,000. The current ratio at March 31, 1998 was 2.1 to 1 compared to 2.8 to 1 at December 31, 1997.


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

     Dycam anticipates that its operating and research and development activities in fiscal 1998 will continue to use cash and expects that its cash balance in fiscal 1998 may decline. However, Dycam believes that its existing cash balances and cash flow from operations will be sufficient to meet its cash requirements through December 1998, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

                                   DYCAM INC.


                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Dycam Inc.



May 14, 1998                           By: /s/ John Edling
                                           -----------------------
                                           John Edling,
                                           Chief Financial Officer