Form 10QSB
period 1998-06-30
DYCAM INC
filed 1998-08-13
CIK 850971

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549

                                  FORM 10-QSB


       Mark One

         [XX]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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

      Common Stock, $.01 Par Value, 3,120,836 shares as of June 30, 1998

           Transitional Small Business Disclosure Format (Check one)

                             YES  [_]      NO  [X]

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements


                                  DYCAM INC.

                                BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997


                                    ASSETS
                                    ------

                                                                        June 30, 1998     December 31, 1997
    Current assets:
         Cash and cash equivalents                                       $    269,000           $   249,000
         Accounts receivable, net                                             168,000               384,000
         Inventory                                                             75,000                72,000
         Prepaid expenses and other current assets                              1,000                     0
                                                                         ------------           -----------
              Total current assets                                            513,000               705,000

    Property and equipment, net                                               160,000               234,000

    Deposits                                                                   18,000                18,000
                                                                         ------------           -----------

       Total assets                                                      $    691,000           $   957,000
                                                                         ============           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

    Current liabilities:
         Accounts payable                                                $     82,000           $   130,000
         Accrued payroll and related expenses                                  99,000                78,000
         Accrued expenses                                                      97,000                43,000
               Total current liabilities                                      278,000               251,000
                                                                         ------------           -----------

    Commitments

    Stockholders' equity
         Common stock (par value $.01)                                         31,000                31,000
         Additional paid in capital                                        10,710,000            10,710,000
         Accumulated deficit                                              (10,128,000)           (9,835,000)
         Note Receivable from Styles                                         (200,000)             (200,000)
                                                                         ------------           -----------
               Total shareholders' equity                                     413,000               706,000
                                                                         ------------           -----------
                   Total liabilities and shareholders' equity            $    691,000           $   957,000
                                                                         ============           ===========

                                  DYCAM INC.

                           STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS  ENDED JUNE 30, 1998 AND 1997

                                                               Three Months Ended                    Six months ended

                                                         June 30, 1998     June 30, 1997     June 30, 1998      June 30, 1997
Revenues
   Camera Sales                                             $  261,000        $  437,000        $  874,000         $  792,000
   Contract engineering fees                                $   95,000        $  111,000        $  236,000         $  139,000
   License fees                                             $   25,000        $  228,000        $   50,000         $  228,000
                                                            $  381,000        $  776,000        $1,160,000         $1,159,000
                                                            ----------        ----------        ----------         ----------

Cost of revenues
   Camera Sales                                                155,000           378,000           587,000            646,000
   Contract engineering fees                                    78,000            32,000           160,000             50,000
   License fees
                                                               233,000           410,000           747,000            696,000
                                                            ----------        ----------        ----------         ----------

Gross profit                                                   148,000           366,000           413,000            463,000
                                                            ----------        ----------        ----------         ----------

Operating expenses:
   Selling, general & administrative expenses                  242,000           294,000           510,000            638,000
   Research and Development                                     52,000           120,000           116,000            243,000
   Depreciation and amortization                                42,000           126,000            84,000            247,000
                                                            ----------        ----------        ----------         ----------
                                                               336,000           540,000           710,000          1,128,000
Income before
   Non - operating income and taxes                           (188,000)         (174,000)         (297,000)          (665,000)

Non - operating income                                           2,000            (6,000)            4,000             24,000

Income (loss) before taxes                                    (186,000)         (180,000)         (293,000)          (641,000)

Provision for income taxes                                           0                 0                 0                  0
                                                            ----------        ----------        ----------         ----------

   Net income (loss)                                         ($186,000)        ($180,000)        ($293,000)         ($641,000)
                                                            ==========        ==========        ==========         ==========

Net income (loss) per share:                                    ($0.06)           ($0.06)           ($0.09)            ($0.21)

Weighted average shares of common
stock outstanding                                            3,120,836         3,120,836         3,120,836          3,120,836

                                  DYCAM INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

          FOR THE YEAR ENDED 1997 AND SIX MONTHS ENDED JUNE 30, 1998

                                 Common Stock                                     Note Receivable    Accumulated  Stockholders
                                No. of shares    Par value    Addtl. pd in Cap.     from Styles        Deficit       Equity
                                -------------    ---------    -----------------   ---------------    -----------  ------------
Balance, December 31, 1997          3,120,836       31,000           10,710,000          (200,000)    (9,835,000)      706,000

Net loss for first six months                                                                           (293,000)     (293,000)
                                    ---------      -------          -----------         ---------   ------------      --------

Balance at June 30, 1998            3,120,836      $31,000          $10,710,000         ($200,000)  ($10,128,000)     $413,000
                                    =========      =======          ===========         =========   ============      ========

                                  DYCAM INC.

                            STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997

                                                                                               June 30, 1998       June 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:

        Net Income                                                                                 ($293,000)          ($641,000)
                                                                                                   ---------           ---------

        Adjustments to reconcile Net Income (loss)
        to Net Cash provided by (used in) operating activites:
            Depreciation                                                                              84,000             108,000
            Amortization of goodwill                                                                       0             139,000
            Allowance for doubtful accounts
            Changes in assets and liabilities:
               (Increase) / decrease in accounts receivable                                          216,000              18,000
               (Increase) / decrease in royalty receivable                                                 0                   0
               (Increase) / decrease in inventories                                                   (3,000)            171,000
               (Increase) / decrease in prepaid expenses                                              (1,000)                  0
               (Increase) / decrease in other current assets                                               0              40,000
               Increase / (decrease) in accounts payable                                             (48,000)              3,000
               Increase / (decrease) in accounts payable-intercompany                                      0                   0
               Increase / (decrease) in accrued expenses                                              54,000               8,000
               Increase / (decrease) in accrued payroll and related expenses                          21,000              19,000
               Increase / (decrease) in deferred revenue                                                   0              17,000
               Increase / (decrease) in income taxes payable                                               0                   0
                                                                                                   ---------           ---------
                         Total adjustments                                                           239,000             276,000
                                                                                                   ---------           ---------

        Net cash provided by (used in) operating activites                                            30,000            (118,000)
                                                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

        (Increase) / decrease in property and equipment                                              (10,000)            (19,000)
        (Increase) / decrease in Note receivable from SOV                                                  0                   0
        (Increase) / decrease in deposits                                                                  0               1,000
                                                                                                   ---------           ---------
        Net cash used in investing activites                                                         (10,000)            (18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Offering Expenses                                                                                  0                   0
        Issuance of common stock                                                                           0                   0
                                                                                                   ---------           ---------
        Net cash provided by financing activities                                                          0                   0

NET INCREASE / (DECREASE) IN CASH                                                                     20,000            (136,000)

CASH, BEGINNING BALANCE                                                                              249,000             590,000
                                                                                                   ---------           ---------

CASH, ENDING BALANCE                                                                               $ 269,000           $ 454,000
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

The accompanying unaudited interim financial statements of Dycam Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1997 as filed with the U.S. Securities and Exchange Commission.

Basis of Presentation

Since 1994, the Company has suffered substantial recurring losses from operations and has an accumulated deficit as of June 30, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. The Company's operating plan for calendar year 1998 includes increased sales, higher margins on certain segments of the custom products and licensing business, reduced expenses as a percentage of revenues, and improved cash flows sufficient to cover the Company's financing needs. There can be no assurance that the Company will be successful in these regards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Property and Equipment

Included in property and equipment is camera equipment held under lease to Hasco International ("Hasco") in the amount of $120,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years.

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

--------------------------------------------------------------

During each of the years ended December 31, 1997 and 1996, the Company recorded
$278,000 of amortization expense.   During the fourth quarter of 1997,
management of the Company determined that the goodwill was impaired in its entirety because of the Company's change in business strategy and focus (see "General" above) and therefore, wrote the goodwill (carrying value of $4,471,000) down to zero. Goodwill amortization of $0 and $139,000 was recorded for the six months ended June 30, 1998 and 1997, respectively.

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

NOTE 2 - CONCENTRATIONS
-----------------------

Major Customers/Vendors

One Customer accounted for 27% of camera sales for the three months ended June 30, 1998. Two customers accounted for 16% and 13% respectively, of camera sales for the six months ended June 30, 1998. No customer accounted for more than 10% of camera sales for the three or six month periods ended June 30, 1997.

One customer accounted for $35,000 of contract engineering fees (37% of contract engineering fees) and a different customer accounted for $25,000 of contract engineering fees (26% of contract engineering fees) for the three months ended June 30, 1998. One customer accounted for $90,000 of contract engineering fees (38% of contract engineering fees) and another customer accounted for $68,000 of contract engineering fees (29% of contract engineering fees) for the six months ended June 30, 1998. One customer accounted for $75,000 of contract engineering fees (69% of contract engineering fees) for the three months ended June 30, 1997, and $75,000 of contract engineering fees (54% of contract engineering fees) for the six months ended June 30, 1997.

Dycam purchased materials from one vendor for $40,000 and from a different vendor for $53,000, which represented 27% and 15% of all materials purchased during the three months ended June 30, 1998 and 1997, respectively. Substantially all of such purchases are related to standard digital camera products.

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

Revenues

Included in the accompanying June 30, 1998 and 1997 statements of operations under camera sales is $71,000 and $71,000, respectively, of revenues related to camera equipment formerly leased to a subsidiary of Styles and currently leased to Hasco.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at June 30, 1998 consists of the following:

         Machinery and equipment               $292,000
         Camera equipment                       367,000
         Office equipment                       119,000
                                               --------
                                                778,000

         Less: accumulated depreciation        (618,000)
                                               --------

                                               $160,000
                                               ========

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

Results of Operations

     Three months ended June 30, 1998 compared to the three months ended June
     ------------------------------------------------------------------------
30, 1997
--------

     Total revenues for the three months ended June 30, 1998 were $381,000. Total revenues decreased $395,000 (51%) from revenues of $776,000 for the three months ended June 30, 1997. Revenues from camera sales were $261,000 (69% of total revenue) in the three months ended June 30, 1998 as compared to $437,000 in 1997 (56% of total revenue). Revenues from contract engineering were $95,000 (25% of revenue) in the period as compared to $111,000 (14% of revenue) in the same period of 1997. $25,000 (7% of revenues) of license fee revenues were recognized in the period ended June 30, 1998 as compared to $228,000 (29% of revenues) in the period ended June 30, 1997.


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

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues for the three months ended June 30, 1998 decreased to 39%, compared to 47% in the three months ended June 30, 1997, primarily as a result of the deferred license payment received in the 1997 period. Without the deferred license fee payment, gross profits as a percentage of revenues would have been approximately 37% for the three months ended June 30, 1997. Gross margins may return to lower levels if the Company's custom products business does not contribute a significant portion to the Company's revenues or if increased service revenues are not realized.

     Selling, general and administrative expenses consist of administrative expenses at the Company headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent and occupancy costs. Selling, general and administrative expenses decreased $52,000 for the three months ended June 30, 1998 to $242,000 (64% of revenues) from $294,000 (38% of revenues) for the same period in 1997. The decrease resulted primarily from reductions in personnel, decreased Sales and Marketing expenses, and decreased insurance expenses.

     Product development and research expenses decreased $68,000 to $52,000 (14% of revenues) in the three months ended June 30, 1998 compared to $120,000 (15% of revenues) in 1997, primarily due to allocating personnel to support the increased contract engineering revenues. The Company believes that continuing research and development is essential to maintaining its competitive position, and expects to continue to expend funds in this area.

     Inventories increased by $3,000 to $75,000 at June 30, 1998 when compared to December 31, 1997.

     The net loss per common share was ($0.06) for the three months ended June 30, 1998 compared to net loss per common share of ($0.06) for the three months ended June, 1997.

     Six months ended June 30, 1998 compared to the Six months ended June 30,
     ------------------------------------------------------------------------
1997
----

     Revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Sales during the six month period ended June 30, 1998 were $1,160,000. Total sales increased by $1,000 from $1,559,000 for the period ended June 30, 1997.

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues decreased to 36% in the first six months of 1998, compared to 40% in the first six months of 1997, primarily as a result of the favorable impact of the receipt of deferred license revenues in 1997. Without receipt of the deferred license fee payment, gross profits as a percentage of revenues would have decreased to approximately 32% in the first six months of 1997.

     Selling, general, and administrative expenses consist of administrative expenses at the company's headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent, and other occupancy costs. Selling, general, and administrative costs decreased by

$128,000 for the first six months of 1998 to $510,000 (44% of revenues) from $638,000 (55% of revenues) for the first six months of 1997. The decrease resulted primarily from decreased headcount and reductions in insurance expenses. Product development expenses decreased $127,000 to $116,000 (10% of revenues) for the six month period compared to $243,000 (21% of revenues) for the same period in 1997, primarily due to allocations of personnel to contract engineering services and projects. Depreciation and amortization costs for the first six months of 1998 were $84,000 as compared to $247,000 in the same period for 1997.

     Net loss per common share was ($0.09) for the first six months of 1998 and ($0.21) for the first six months of 1997.

Liquidity and Capital Resources

     At June 30, 1998, Dycam had cash and short-term investments on hand of $269,000, an increase of $20,000 from $249,000 at December 31, 1997.

     Accounts receivable, net of allowance for doubtful accounts, decreased $216,000 during the six months ended June 30, 1998.

     Current liabilities during the six months ended June 30, 1998 increased by $27,000 to $278,000, primarily as a result of increases in accrued expenses.

     Dycam's working capital at June 30, 1998 was $235,000 a decrease of $219,000 when compared to $454,000 at December 31, 1997. Working capital decrease was primarily the result of net losses of $293,000. The current ratio at June 30, 1998 was 1.8 to 1 compared to 2.8 to 1 at December 31, 1997.

     Dycam does not have any long term indebtedness and does not currently maintain any credit facilities.

   On December 14, 1994, Dycam loaned to Styles $500,000. On January 25, 1995, Dycam loaned an additional $500,000 to Styles. Styles signed an amended and restated promissory note (the "Note") dated January 25, 1995 for the full $1,000,000 note, bearing interest at 2% above a bank's prime rate, interest payable monthly, with a maturity date of September 1, 1995. Dycam subsequently extended the maturity date of the Note to December 31, 1998, and fixed the interest rate at 10%. The interest is payable monthly. The Note is secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles. Interest income of $0 and $17,000 respectively is included in the accompanying 1998 and 1997 statements of operations related to the Styles loan.

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



                                        Dycam Inc.



August 13, 1998                         By: John Edling


                                        /s/ John Edling
                                        -----------------------
                                        John Edling,
                                        Chief Financial Officer