Form 10QSB
period 1998-09-30
DYCAM INC
filed 1998-11-16
CIK 850971

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



  Mark One

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 1-13160



                                  DYCAM, INC.
       (Exact name of small business issuer as specified in its charter)


        DELAWARE                               95-420242495
(State or other jurisdiction                   (I.R.S. Employer
  Identification Number)                       Identification Number)



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

    COMMON STOCK, $.01 PAR VALUE, 3,120,836 SHARES AS OF SEPTEMBER 30, 1998

           Transitional Small Business Disclosure Format (Check one)

                      YES    [_]             NO    [X]

I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                  DYCAM INC.

                                BALANCE SHEETS

                    SEPTEMBER 30,1998 AND DECEMBER 31, 1997


                                                         ASSETS
                                                         ------

                                                                            September 30, 1998               December 31, 1997
Current assets:
     Cash and cash equivalents                                                    $    407,000                     $   249,000
     Accounts receivable, net                                                          195,000                         384,000
     Inventory                                                                         151,000                          72,000
     Prepaid expenses and other current assets                                           3,000                               0
                                                                           -------------------             -------------------
          Total current assets                                                         756,000                         705,000

Property and equipment, net                                                            118,000                         234,000

Deposits                                                                                18,000                          18,000
                                                                           -------------------             -------------------

   Total assets                                                                   $    892,000                     $   957,000
                                                                           ===================             ===================



                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------


Current liabilities:
     Accounts payable                                                             $    201,000                     $   130,000
     Accrued payroll and related expenses                                               86,000                          78,000
     Accrued expenses                                                                  328,000                          43,000
     Income taxes payable                                                                    0                               0
                                                                           -------------------             -------------------
           Total current liabilities                                                   615,000                         251,000
                                                                           -------------------             -------------------

Commitments

Stockholders' equity
     Common stock (par value $.01)                                                      31,000                          31,000
     Additional paid in capital                                                     10,710,000                      10,710,000
     Accumulated deficit                                                           (10,264,000)                     (9,835,000)
     Note Receivable from Styles                                                      (200,000)                       (200,000)
                                                                           -------------------             -------------------
           Total shareholders' equity                                                  277,000                         706,000
                                                                           -------------------             -------------------
               Total liabilities and shareholders' equity                         $    892,000                     $   957,000
                                                                           ===================             ===================

                                  DYCAM INC.

                           STATEMENTS OF OPERATIONS

    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                                   Quarter ended                            Nine months ended

                                       Sept. 30, 1998        Sept. 30, 1997       Sept. 30, 1998        Sept. 30, 1997
Revenues
  Camera Sales                           $  377,000            $  499,000           $1,251,000            $1,291,000
  Contract engineering fees              $  102,000            $   55,000           $  338,000            $  194,000
  License fees                           $   25,000            $   25,000           $   75,000            $  253,000
                                         ----------            ----------           ----------            ----------
    Total Revenues                       $  504,000            $  579,000           $1,664,000            $1,738,000
                                         ----------            ----------           ----------            ----------

Cost of revenues
  Camera Sales                              231,000               350,000              818,000               996,000
  Contract engineering fees                  76,000                27,000              236,000                77,000
  License fees                                                      5,000                                      5,000
                                         ----------            ----------           ----------            ----------
    Total cost of revenues                  307,000               382,000            1,054,000             1,078,000
                                         ----------            ----------           ----------            ----------

Gross profit                                197,000               197,000              610,000               660,000

Operating expenses:
  Selling, general &
   administrative expenses                  233,000               274,000              743,000               912,000
  Research and Development                   60,000               117,000              176,000               360,000
  Depreciation and amortization              42,000               127,000              126,000               374,000
                                         ----------            ----------           ----------            ----------
    Total operating expenses                335,000               518,000            1,045,000             1,646,000
                                         ----------            ----------           ----------            ----------
Loss from operations                       (138,000)             (321,000)            (435,000)             (986,000)

Non - operating income                        2,000                 4,000                6,000                28,000

                                         ----------            ----------           ----------            ----------
Loss before taxes                          (136,000)             (317,000)            (429,000)             (958,000)

Provision for income taxes                        0                     0                    0                     0
                                         ----------            ----------           ----------            ----------

    Net loss                              ($136,000)            ($317,000)           ($429,000)            ($958,000)
                                         ==========            ==========           ==========            ==========


Net income (loss) per share:                 ($0.04)               ($0.10)              ($0.14)               ($0.31)

Weighted average shares of common
 stock outstanding                        3,120,836             3,120,836            3,120,836             3,120,836

  The accompanying notes are an integral part of these financial statements.

                                  DYCAM, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

       FOR THE YEAR ENDED 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                     Common Stock                   Additional     Note Receivable    Accumulated     Stockholders
                                    No. of shares    Par value     Paid-in Cap.      from Styles        Deficit          Equity
                                   ---------------  -----------  ----------------  ----------------  -------------   --------------
Balance at December 31, 1997            3,120,836      $31,000      $10,710,000       ($200,000)      ($9,835,000)       $ 706,000

Net loss for first nine months                                                                           (429,000)        (429,000)

                                   ---------------  -----------  ----------------  ----------------  -------------   --------------
Balance at September 30, 1998           3,120,836       31,000       10,710,000        (200,000)      (10,264,000)         277,000



                                  DYCAM, INC.

                            STATEMENT OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                                    SEPT. 30, 1998       SEPT. 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:

            Net Income                                                                   ($429,000)           ($958,000)
                                                                                        ----------           ----------
            Adjustments to reconcile Net Income (loss)
             to Net Cash provided by (used in) operating activites:
              Depreciation                                                                 126,000              165,000
              Amortization of goodwill                                                           0              208,000
              Allowance for doubtful accounts
              Changes in assets and liabilities:
               (Increase) / decrease in accounts receivable                                189,000               58,000
               (Increase) / decrease in royalty receivable                                       0                    0
               (Increase) / decrease in inventories                                        (79,000)             241,000
               (Increase) / decrease in prepaid expenses                                    (3,000)                   0
               (Increase) / decrease in other current assets                                     0               40,000
               Increase / (decrease) in accounts payable                                    71,000              (19,000)
               Increase / (decrease) in accounts payable-intercompany                            0                    0
               Increase / (decrease) in accrued expenses                                   285,000                7,000
               Increase / (decrease) in accrued payroll and related expenses                 8,000               29,000
               Increase / (decrease) in deferred revenue                                         0               17,000
               Increase / (decrease) in income taxes payable                                     0                    0
                                                                                        ----------           ----------
                                  Total adjustments                                        471,000              373,000
                                                                                        ----------           ----------

            Net cash provided by (used in) operating activites                             168,000             (212,000)
                                                                                        ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

            (Increase) / decrease in property and equipment                                (10,000)             (23,000)
            (Increase) / decrease in Note receivable from SOV                                    0                    0
            (Increase) / decrease in deposits                                                    0                1,000
                                                                                        ----------           ----------
            Net cash used in investing activites                                           (10,000)             (22,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
            Offering Expenses                                                                    0                    0
            Issuance of common stock                                                             0                    0
                                                                                        ----------           ----------
            Net cash provided by financing activities                                            0                    0

NET INCREASE / (DECREASE) IN CASH                                                          158,000             (234,000)

CASH, BEGINNING BALANCE                                                                    249,000              590,000
                                                                                        ----------           ----------

CASH, ENDING BALANCE                                                                    $  407,000           $  356,000
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

                                  DYCAM INC.

                         NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General

   Dycam Inc. (the "Company"), a Delaware corporation, was incorporated in June 1988. The Company maintains its operating facilities in Chatsworth, California. The Company has historically designed and developed digital cameras and associated hardware and software products primarily for use with personal computers. During the year ended December 31, 1997, however, the Company changed its business strategy and focused its product business primarily on reselling of digital cameras and associated service and maintenance agreements, and focused its technology business on the sales of engineering services and licensing agreements. The Company was owned 61% by Styles on Video, Inc., a publicly-traded Delaware corporation ("Styles"). During the year ended December 31, 1997, Styles declared Chapter 11 bankruptcy.

   The accompanying unaudited interim financial statements of Dycam Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this report. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments considered necessary for a fair presentation and all such adjustments are of a normal and recurring nature. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements and footnotes thereto included in the Company's annual report on form 10-KSB for the year ended December 31, 1997 as filed with the U.S. Securities and Exchange Commission.

Basis of Presentation

   Since 1994, the Company has suffered substantial recurring losses from operations and has an accumulated deficit as of September 30, 1998. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. The Company's operating plan for calendar year 1998 includes increased sales, higher margins on certain segments of the custom products and licensing business, reduced expenses as a percentage of revenues, and improved cash flows sufficient to cover the Company's financing needs.
There can be no assurance that the Company will be successful in these regards. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Property and Equipment

   Included in property and equipment is camera equipment held under lease to Hasco International ("Hasco") in the amount of $93,000. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Such camera equipment is being depreciated over four years.

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

--------------------------------------------------------------

     During each of the years ended December 31, 1997 and 1996, the Company
recorded $278,000 of amortization expense.   During the fourth quarter of 1997,
management of the Company determined that the goodwill was impaired in its entirety because of the Company's change in business strategy and focus (see "General" above) and therefore, wrote the goodwill (carrying value of $4,471,000) down to zero. Goodwill amortization of $0 and $209,000 was recorded for the nine months ended September 30, 1998 and 1997, respectively.

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

NOTE 2 - CONCENTRATIONS
-----------------------

Major Customers/Vendors

     One Customer accounted for 35% of camera sales for the three months ended September 30, 1998. Two customers accounted for 25% and 11% respectively, of camera sales for the nine months ended September 30, 1998. One customer accounted for 22% of camera sales for the three month period ended September 30. 1997. No customer accounted for more than 10% of camera sales for the nine month period ended September 30, 1997.

     One customer accounted for 42% of contract engineering fees and a different customer accounted for 24% of contract engineering fees for the three months ended September 30, 1998. One customer accounted for 29% of contract engineering fees and another customer accounted for 21% of contract engineering fees for the nine months ended September 30, 1998. One customer accounted for 75% of contract engineering fees for the three months ended September 30, 1997, and 65% of contract engineering fees for the nine months ended September 30, 1997.

     Dycam purchased materials from one vendor for $93,000 and from a different vendor for $72,000, which represented 40% and 21% of all materials purchased during the three months ended September 30, 1998 and 1997, respectively. Substantially all of such purchases are related to standard digital camera products.

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

NOTE 3 - TRANSACTIONS WITH STYLES
---------------------------------

Note Receivable from Styles on Video Inc.

   On December 14, 1994, the Company loaned to Styles $500,000. On January 25, 1995, the Company loaned an additional $500,000 to Styles. The two notes were memorialized into an amended and restated promissory note dated January 25, 1995 for the full $1,000,000, bearing interest at 2% above a bank's prime rate, interest payable monthly with the entire principal balance plus any accrued interest thereon due and payable on September 1, 1995. The Company subsequently amended the note thereby extending the maturity date to December 31, 1998 and changing the interest rate to a flat 10%. The note was secured by a pledge of 1,916,667 shares of the common stock of the Company owned by Styles. During the fourth quarter of 1997, the Company determined that the note receivable from Styles was impaired and, therefore, recorded a loss in the amount of $800,000. The remaining balance of $200,000 reflected the Company's estimate of the fair market value of the collateral (the pledged shares of the Company). The note receivable is shown as an offset to stockholders' equity in the accompanying statements of stockholders' equity.

   The settlement of Styles' outstanding indebtedness to the Company was previously delayed pending the outcome of Styles' Chapter 11 bankruptcy proceedings. During October 1998, Styles' Chapter 11 bankruptcy plan was finalized and all claims settled through bankruptcy court. As a result of the final settlement, during its fiscal fourth quarter, the Company expects to retire 1,250,000 shares of stock.

Revenues

   Included in the accompanying September 30, 1998 and 1997 statements of operations under camera sales is $71,000 and $71,000, respectively, of revenues related to camera equipment formerly leased to a subsidiary of Styles and currently leased to Hasco.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at September 30, 1998 consists of the following:

         Machinery and equipment              $ 292,000
         Camera equipment                       367,000
         Office equipment                       119,000
                                              ---------
                                                778,000

         Less:  accumulated depreciation       (660,000)
                                              ---------

                                              $ 118,000
                                              =========

MANAGEMENT'S DISCUSSION AND ANALYSIS

General

     Dycam Inc. (the "Company"), a Delaware corporation, was incorporated in June 1988. The Company maintains its operating facilities in Chatsworth, California. The Company has historically designed and developed digital cameras and associated hardware and software products primarily for use with personal computers. During the year ended December 31, 1997, however, the Company changed its business strategy and focused its product business primarily on reselling of digital cameras and associated service and maintenance agreements, and focused its technology business on the sales of engineering services and licensing agreements. Substantially all of the Company's revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work.

     In the fourth quarter of 1997, Styles filed for protection under Chapter 11 of the U.S. Bankruptcy Court. Styles owned 61% of Dycam's outstanding shares of common stock, and was in default on indebtedness owed to Dycam in the amount of approximately $1,100,000. The indebtedness was collateralized by the shares of Dycam common stock owned by Styles. During Styles' Chapter 11 bankruptcy proceedings, Dycam entered into an agreement whereby it was able to recover 65% of the shares held by Styles in exchange for the indebtedness owed to Dycam. Certain executive officers of Dycam agreed to purchase the balance of the Dycam shares as part of the settlement. These agreements were subject to bankruptcy court and creditor approvals. Such approvals were received in October 1998, and, as a result of the final settlement, during its fiscal fourth quarter the Company expects to retire 1,250,000 shares of its stock (approximately 40% of the shares outstanding). The indebtedness owed by Styles had previously been reflected as an offset to stockholders equity. During the fourth quarter of 1997, Dycam determined that the Note receivable from Styles was impaired due to decline in value of the common stock underlying the Note, and a loss of $800,000 was recorded.

     Certain statements made in this Form 10-QSB which are not historic facts constitute forward looking statements within the meaning of the Securities Reform Act of 1995. Such forward looking statements involve risks and uncertainties and, in some cases, are based upon various factors beyond Dycam's control. These risks and uncertainties include, among other things, Styles's bankruptcy settlement and its related effects on Dycam, the market reception for digital cameras in general and Dycam's products specifically, the impact of competition from other companies in the digital camera industry, developments which may render Dycam's products and services obsolete or less attractive, Dycam's ability to finance growth from its working capital, and its ability to obtain third party financing if its working capital is not sufficient to meet its needs.

     The Company believes that its existing cash balances and cash flow from operations will be sufficient to meet its cash requirements through March 1999, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

     Three months ended September 30, 1998 compared to the three months ended
     ------------------------------------------------------------------------
     September 30, 1997
     ------------------

     Total revenues for the three months ended September 30, 1998 were $504,000. Total revenues decreased $75,000 (13%) from revenues of $579,000 for the three months ended September 30, 1997, primarily as a result of lower average sales prices and decreased sales of custom cameras. Revenues from camera sales were $377,000 (75% of total revenue) in the three months ended September 30, 1998 as compared to $499,000 in 1997 (86% of total revenue). Revenues from contract engineering were $102,000 (20% of revenue) in the period as compared to $55,000 (9% of revenue) in the same period of 1997. $25,000 (5% of revenues) of license fee revenues were recognized in the period ended September 30, 1998 as compared to $25,000 (4% of revenues) in the period ended September 30, 1997.

     Dycam intends to continue to pursue its standard product strategy by facilitating the use of general purpose digital cameras, and selling a range of Dycam branded and third party digital cameras products, software, accessories, complementary products such as photo printers and film scanners, and support services to selected targeted markets. Dycam will also continue its efforts to license its technology to others, sell contract engineering services, and to exploit opportunities to design products that combine custom built digital cameras with specialized software, hardware or packaging in order to satisfy an identified business opportunity.

     During 1997, Dycam devoted a substantial portion of its resources to pursuing custom and contract engineering business with the goal of generating future sales and licensing business. One example of this strategy is Dycam's former relationship with Forever Yours and continuing relationship with Hasco International which purchased substantially all of the assets of Forever Yours. The core element of the Forever Yours camera system is a specialized digital camera subsystem engineered and produced by Dycam under an exclusive contract with Forever Yours. In addition to the sale of cameras to Forever Yours, Dycam's arrangement with Forever Yours provided that, in exchange for certain development and maintenance services, Dycam would receive a 7.5% royalty on all Forever Yours sales. Subsequent to the sale of Forever Yours to Hasco International in June 1997, such fees have been fixed at $25,000 per quarter for 12 quarters, after which time Dycam's service obligations expire and no further license fees will be paid by Hasco. However, Dycam believes arrangements such as its Forever Yours agreement and the ongoing agreement with Hasco International may lead to additional contract engineering revenues and custom camera sales opportunities.

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues for the three months ended September 30, 1998 increased to 39%, compared to 34% in the three months ended September 30, 1997, primarily as a result of decreased sales of lower margin products. Gross margins may return to lower levels if the Company's custom products business does not contribute a significant portion to the Company's revenues or if increased service revenues are not realized.

     Selling, general and administrative expenses consist of administrative expenses at the Company headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent and occupancy costs. Selling, general and administrative expenses decreased $41,000 for the three months ended September 30, 1998 to $233,000 (46% of revenues) from $274,000 (47% of revenues) for the same period in 1997. The decrease resulted primarily from reductions in personnel, decreased Sales and Marketing expenses, and decreased insurance expenses.

     Product development and research expenses decreased $57,000 to $60,000 (12% of revenues) in the three months ended September 30, 1998 compared to $117,000 (20% of revenues) in 1997, primarily due to allocating personnel to support the increased contract engineering revenues. The Company believes that continuing research and development is important to maintaining its competitive position, and expects to continue to expend funds in this area.

     Inventories increased by $79,000 to $151,000 at September 30, 1998 when compared to December 31, 1997.

     The net loss per common share was ($0.04) for the three months ended September 30, 1998 compared to net loss per common share of ($0.10) for the three months ended September, 1997.

     Nine months ended September 30, 1998 compared to the Nine months ended
     ----------------------------------------------------------------------
     September 30, 1997
     ------------------

     Revenues are derived from sales of digital cameras and supporting software and accessory products, technology licensing fees, and contract engineering work. Sales during the nine month period ended September 30, 1998 were $1,664,000. Total sales decreased by $74,000 from $1,738,000 for the nine month period ended September 30, 1997.

     Gross profits are comprised of revenues less direct costs of products and services. Gross profits as a percentage of revenues decreased to 37% in the first nine months of 1998, compared to 38% in the first nine months of 1997, primarily as a result of the favorable impact of the receipt of deferred license revenues in 1997. Without receipt of the deferred license fee payment, gross profits as a percentage of revenues would have decreased to approximately 31% in the first nine months of 1997.

     Selling, general, and administrative expenses consist of administrative expenses at the company's headquarters, the salaries of corporate officers and sales personnel, advertising and promotion, accounting, legal and other professional expenses, rent, and other occupancy costs. Selling, general, and administrative costs decreased by $169,000 for the first nine months of 1998 to $743,000 (45% of revenues) from $912,000 (52% of revenues) for the first nine months of 1997. The decrease resulted primarily from decreased headcount and reductions in insurance expenses. Product development expenses decreased $184,000 to $176,000 (11% of revenues) for the nine month period compared to $360,000 (21% of revenues) for the same period in 1997, primarily due to allocations of personnel to contract engineering services and projects. Depreciation and amortization costs for the first nine months of 1998 were $126,000 as compared to $374,000 in the same period for 1997.

     Net loss per common share was ($0.14) for the first nine months of 1998 and ($0.31) for the first nine months of 1997.

Liquidity and Capital Resources

     At September 30, 1998, Dycam had cash and short-term investments on hand of $407,000, an increase of $158,000 from $249,000 at December 31, 1997.

     Accounts receivable, net of allowance for doubtful accounts, decreased $189,000 during the nine months ended September 30, 1998.

     Current liabilities during the nine months ended September 30, 1998 increased by $364,000 to $615,000, primarily as a result of $285,000 of increase in accrued expenses and $71,000 increase in accounts payable.

     Dycam's working capital at September 30, 1998 was $277,000 a decrease of $177,000 when compared to $454,000 at December 31, 1997. Working capital decrease was primarily the result of net losses of $429,000. The current ratio at September 30, 1998 was 1.2 to 1 compared to 2.8 to 1 at December 31, 1997.

     Dycam does not have any long term indebtedness and does not currently maintain any credit facilities.

     On December 14, 1994, Dycam loaned to Styles $500,000. On January 25, 1995, Dycam loaned an additional $500,000 to Styles. Styles signed an amended and restated promissory note (the "Note") dated January 25, 1995 for the full $1,000,000 note, bearing interest at 2% above a bank's prime rate, interest payable monthly, with a maturity date of September 1, 1995. Dycam subsequently extended the maturity date of the Note to December 31, 1998, and fixed the interest rate at 10%. The interest was payable monthly. The Note was secured by a pledge of 1,916,667 shares of the common stock of Dycam owned by Styles.

     In the fourth quarter of 1997, Styles filed for protection under Chapter 11 of the U.S. Bankruptcy Court. Styles owned 61% of Dycam's outstanding shares of common stock, and was in default on indebtedness owed to Dycam in the amount of approximately $1,100,000. The indebtedness was collateralized by the shares of Dycam common stock owned by Styles. During Styles' Chapter 11 bankruptcy proceedings, Dycam entered into an agreement whereby it was able to recover 65% of the shares held by Styles in exchange for the indebtedness owed to Dycam. Certain executive officers of Dycam agreed to purchase the balance of the Dycam shares for approximately $40,000 as part of the settlement. These agreements were subject to bankruptcy court and creditor approvals. Such approvals were received in October 1998, and, as a result of the final settlement, during its fiscal fourth quarter the Company expects to retire 1,250,000 shares of its stock (approximately 40% of the shares outstanding). The indebtedness owed by Styles had previously been reflected as an offset to stockholders equity.
During the fourth quarter of 1997, Dycam determined that the Note receivable from Styles was impaired due to decline in value of the common stock underlying the Note, and a loss of $800,000 was recorded.

     Dycam anticipates that its operating and research and development activities in fiscal 1998 will continue to use cash and expects that its cash balance in fiscal 1998 may decline. However, Dycam believes that its existing cash balances and cash flow from operations will be sufficient to meet its cash requirements through March 1999, after which time it may be required to raise additional capital. In addition, to the extent Dycam experiences growth in the future, or its cash flow from operations is less than anticipated, Dycam may be required to obtain additional sources of cash. The ability of the Company to raise additional funds and ultimately achieve positive operating cash flow is uncertain and, therefore, this raises doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

                                  DYCAM INC.




                                  SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Dycam Inc.



November 13, 1998                       By: John Edling


                                        /s/ John Edling
                                        _______________________
                                        John Edling,
                                        Chief Financial Officer