Form 10-Q
period 2020-06-30
Fovea Jewelry Holdings Ltd.
filed 2020-08-14
CIK 850971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-56156

FOVEA JEWELRY HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Wyoming	95-420242495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 403, 4/F, Phase 1 Austin Tower,

22-26A Austin Avenue, Tsim Sha Tsui, Hong Kong

 (Address of principal executive offices, zip code)

+852 6847 6812

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐     No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2020, there were approximately 10,161,039 shares of common stock, $0.001 par value per share, outstanding.

FOVEA JEWELRY HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Fovea Jewelry Holdings, Ltd., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of oil and gas prices, the possibility that equipment development efforts will not produces equipment that prospective customers want to purchase, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$49,465	$31,380

Total current assets	49,465	31,380

Non-current asset:
Plant and equipment	32,258	35,957

TOTAL ASSETS	$81,723	$67,337

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$18,236	$30,643
Income tax payable	-	235
Deferred tax liabilities	5,322	5,933

Total current liabilities	23,558	36,811

TOTAL LIABILITIES	23,558	36,811

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized
Series A preferred stock, $0.001 par value,1,000,000 shares designated; 1,000,000 issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively	1,000	1,000
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 10,161,039 and 10,161,039 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10,161	10,161
Accumulated other comprehensive (loss) income	(15,982)	369
Retained earnings	62,986	18,996

Stockholders’ equity	58,165	30,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,723	$67,337

## Post a 1-for-10,000 reverse stock split effective on March 6, 2020

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019

Revenue, net	$282,165	$83,289	$400,065	$83,289

Cost of revenue	(245,176)	(44,703)	(333,123)	(44,703)

Gross profit	36,989	38,586	66,942	38,586

Operating expenses:
General and administrative expenses	(7,147)	(2,678)	(23,590)	(2,678)
Total operating expenses	(7,147)	(2,678)	(23,590)	(2,678)

INCOME BEFORE INCOME TAXES	29,842	35,908	43,352	35,908

Income tax credit	638	-	638	-

NET INCOME	30,480	35,908	43,990	35,908

Other comprehensive income (loss):
– Foreign currency adjustment gain (loss)	1,626	141	(16,351)	141

COMPREHENSIVE INCOME	$32,106	$36,049	$27,639	$36,049

Net income per share – Basic and Diluted	$0.003	$0.004	$0.003	$0.004

Weighted average common shares outstanding
– Basic and Diluted	10,161,039	10,161,039	10,161,039	10,161,039

## Post a 1-for-10,000 reverse stock split effective on March 6, 2020

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2020	2019

Cash flow from operating activities:
Net income	$43,990	$35,908
Adjustments to reconcile net income to net cash generated from (used in) operating activities:
Depreciation of plant and equipment	3,866	-

Change in operating assets and liabilities:
Accrued liabilities and other payables	(12,642)	-
Deposits and prepayment	-	(25,602)
Inventories	-	(11,807)
Income tax payable	(638)	-
Net cash generated from (used in) operating activities	34,576	(1,501)

Cash flow from financing activities:
Capital injection from shareholder	-	70,638
Net cash generated from financing activities	-	70,638

Foreign currency translation adjustment	(16,491)	141

Net change in cash and cash equivalents	18,085	69,278

BEGINNING OF PERIOD	31,380	100

END OF PERIOD	$49,465	$69,378

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series A preferred stock		Common stock		Accumulated other comprehensive	(Accumulated losses) retained	Total stockholders’ (deficit)
	No. of shares	Amount	No. of shares	Amount	income (loss)	earnings	equity

Balance as of January 1, 2019	1,000,000	$1,000	10,161,039	$10,161	$-	$(18,704)	$(7,543)

Foreign currency translation adjustment	-	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	-

Balance as of March 31, 2019	1,000,000	1,000	10,161,039	10,161	-	(18,704)	(7,543)

Foreign currency translation adjustment	-	-	-	-	141	-	141
Net income for the period	-	-	-	-	-	35,908	35,908

Balance as of June 30, 2019	1,000,000	$1,000	10,161,039	$10,161	$141	$17,204	$28,506

Balance as of January 1, 2020	1,000,000	$1,000	10,161,039	$10,161	$369	$18,996	$30,526

Foreign currency translation adjustment	-	-	-	-	(17,977)	-	(17,977)
Net income for the period	-	-	-	-	-	13,510	13,510

Balance as of March 31, 2020	1,000,000	1,000	10,161,039	10,161	(17,608)	32,506	26,059

Foreign currency translation adjustment	-	-	-	-	1,626	-	1,626
Net income for the period	-	-	-	-	-	30,480	30,480

Balance as of June 30, 2020	1,000,000	$1,000	10,161,039	$10,161	$(15,982)	$62,986	$58,165

## Post a 1-for-10,000 reverse stock split effective on March 6, 2020

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND ORGANIZATION

Fovea Jewelry Holdings, Ltd (the “Company” or “FJHL”) was originally founded on February 1, 2006 as Dycam, Inc. In March 2006, the Company changed its name to Mekju Processing, Inc. In November 2006, the Company changed its name to Auxium Technologies, Inc.  In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc.  On November 2, 2015, the Company changed its name to Wincash Resources, Inc. In early 2018, the Board of Directors of the Company deemed it in the best interests of the Company and its shareholders to switch directions and become involved in the business of the collection and ultimately the sale of diamond jewelry.

Effective September 26, 2018, the Company changed its name from Wincash Resources, Inc. to Fovea Jewelry Holdings, Ltd.  The Financial Industry Regulatory Authority and the OTC Markets Group, Inc. recognized the name change on  February 3, 2018.  Further, in connection with changing its name, the Company changed its trading symbol to FJHL.

As a result of the change in business, the Company redomiciled from Nevada to Wyoming on March 4, 2019.

Currently, the Company through its subsidiary, mainly commenced to operate an online store to sell the quality jewelry at affordable prices on www.fovea-jewellery.com. The goal is to “Deliver A Better Living”. All products selling on the online store are with great quality, natural, socially responsible and niche. This business was commenced its operation in Hong Kong from January 1, 2019.

On March 6, 2020, the Company approved by the state government of Wyoming and effectuated a 1 for 10,000 reverse stock split. The number of authorized shares remains unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the reverse stock split.

On March 20, 2020, the Company consummated the Share Exchange Transaction among Gold Shiny International Limited (“GSIL”) and its shareholders. The Company acquired all of the issued and outstanding shares of GSIL from GSIL’s shareholders, in exchange for 10,000,000 shares of the issued and outstanding common stock. Upon completion of the Share Exchange Transaction, GSIL became a 100% owed subsidiary of the Company.

Prior to the acquisition, the Company was considered as a shell company due to its nominal assets and limited operation. Upon the acquisition, GSIL will comprise the ongoing operations of the combined entity, GSIL is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of GSIL, and the Company’s assets, liabilities and results of operations will be consolidated with GSIL beginning on the acquisition date. GSIL was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (GSIL). Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Fovea International Holdings Limited	British Virgin Islands	Investment holding	100 ordinary shares at par value of US$1	100%

Fovea Jewellery Holdings Limited	Hong Kong	Sales and marketing in Hong Kong	1 ordinary share at par value of HK$1	100%

Gold Shiny International Limited	British Virgin Islands	Investment holding	115 ordinary shares at par value of US$1	100%

Gold Shiny (Asia) Limited	Hong Kong	Sales and marketing in Hong Kong	1 ordinary share at par value of HK$1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10/A for the fiscal year ended December 31, 2019, filed with the SEC on May 1, 2020.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

The condensed consolidated financial statements include the accounts of FJHL and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2020 and 2019 were $1,933 and $0, respectively.

Depreciation expense for the six months ended June 30, 2020 and 2019 were $3,866 and $0, respectively.

•	Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

Under ASU 2014-09, the Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

•	Cost of revenue

Cost of revenue consists primarily of the cost of goods sold, which are directly attributable to the sales of products.

•	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2020 and 2019.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Period-end HKD:US$ exchange rate	0.12903	0.12842
Period average HKD:US$ exchange rate	0.12885	0.12764

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the period ended June 30, 2020 and 2019, the Company operates in one reportable operating segment in Hong Kong.

•	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The condensed consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

•	Commitments and contingencies

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

In January 2017, the Financial Accounting Standard Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) : Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company does not believe that the adoption of ASU 2018-07 will have a material impact on the Company’s condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amended its guidance for costs of implementing a cloud computing service arrangement to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard becomes effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact of adopting this amendment to its condensed consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - GOING CONCERN UNCERTAINTIES

The Company’s condensed consolidated financial statements as of June been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. In addition, with respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international and U.S. economies and markets and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital and the continued financial support from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 - STOCKHOLDERS’ EQUITY

Authorized shares

As of June 30, 2020 and December 31, 2019, the Company’s authorized shares were 5,000,000 shares of preferred stock, with a par value of $0.001.

As of June 30, 2020 and December 31, 2019, the Company’s authorized shares were 2,000,000,000 and 499,000,000 shares of common stock, with a par value of $0.001, respectively.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Issued and outstanding shares

As of June 30, 2020 and December 31, 2019, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

On March 6, 2020, the Company approved by the state government of Wyoming and effectuated a 1 for 10,000 reverse stock split. The number of authorized shares remains unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the reverse stock split.

On March 20, 2020, the Company consummated the Share Exchange Transaction among Gold Shiny International Limited (“GSIL”) and its shareholders and issued 10,000,000 shares of common stock in exchange for 100% equity interest of GSIL. Upon completion of the Share Exchange Transaction, GSIL became a 100% owed subsidiary of the Company.

As of June 30, 2020 and December 31, 2019, the Company had 10,161,039 and 10,161,039 shares of common stock issued and outstanding, respectively.

NOTE 5 -  INCOME TAX

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2020	2019

Current tax	$-	$-
Deferred tax	(638)	-

Income tax (credit) expense	$(638)	$-

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

FJHL is registered in the State of Wyoming and is subject to the tax laws of United States of America.

For the six months ended June 30, 2020 and 2019, there was no operation in the United States of America.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2020 and 2019 is as follows:

	Six months ended June 30,
	2020	2019

Income before income taxes	$43,352	$35,908
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	7,153	5,925
Tax effect of non-deductible items	106	-
Tax effect of tax holiday	(7,259)	(5,925)
Income tax credit/(expense)	$-	$-

The following table sets forth the significant components of the deferred tax liabilities of the Company as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Deferred tax liabilities:
Accelerated depreciation	$5,322	$5,933

NOTE 6 - RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 7 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)      Major customers

For the six months ended June 30, 2020, two customers represented more than 10% of the Company’s revenue. These customers accounted for 69% and 12%, respectively, of the Company’s revenue with no accounts receivable at June 30, 2020. For the three months ended June 30, 2020, one customer represented more than 10% of the Company’s revenue. This customer accounted for 98% of the Company’s revenue with no accounts receivable at June 30, 2020.

For the three and six months ended June 30, 2019, there was no single customer represented more than 10% of the Company’s revenue.

All of the Company’s customers are located in Hong Kong.

(b)      Major vendor

For the six months ended June 30, 2020, two customers represented more than 10% of the Company’s operating cost. These vendors accounted for 73% and 27%, respectively, of the Company’s operating cost with no accounts payable at June 30, 2020. For the three months ended June 30, 2020, one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 100% of the Company’s operating cost with no accounts payable at June 30, 2020.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three and six months ended June 30, 2019, there was one vendor represented more than 10% of the Company’s operating cost. This vendor accounted for 100% of the Company’s operating cost with no accounts payable at June 30, 2020.

The Company’s vendor is located in Hong Kong.

(c)      Economic and political risk

The Company’s major operations are conducted in Hong Kong. Accordingly, the political, economic, and legal environments in Hong Kong, as well as the general state of Hong Kong’s economy may influence the Company’s business, financial condition, and results of operations.

(d)      Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of HKD converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2020, the Company has no material commitments or contingencies.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020, up through the date the Company issued the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Fovea Jewelry Holdings, Ltd., a Nevada corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2019 audited financial statements and related notes included in the Company’s Amendment No. 2 to Registration Statement on Form 10 (File No. 000-56156; the “Form 10”), as filed with the Securities and Exchange Commission on May 1, 2020. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company is incorporated in the State of Wyoming as a result of a domestication from the State of Nevada on March 4, 2019, and has a fiscal year end of December 31.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Derivative Instruments

The derivative instruments are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period. The Company uses the Binomial option pricing model to value the derivative instruments.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

In February 2016, Financial Accounting Standard Board (“FASB”) issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU has become effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company has assessed the impact of this standard and the impact was immaterial to the financial statements.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2020 through the date these financial statements were issued.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for sales returns, bad debts, and other allowances based on its historical experience.

Pursuant to ASC 605: revenues were recognized when the four basic criteria for recognition were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and accrued expenses and advances from related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies, as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

At June 30, 2020, the carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At June 30, 2020, the Company does not have any assets or liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

PLAN OF OPERATION

Our plan of operations over the next 12 month period is to continue developing our website to have a fully functioning online store and sell our diamond products.

Results of Operations

Three-and Six-Month Periods Ended June 30, 2020 and 2019

We recorded revenues of $282,165 and $83,289 for the three months ended June 30, 2020 and 2019, respectively. We recorded revenues of $400,065 and $83,289 for the six months ended June 30, 2020 and 2019, respectively.

For the three months ending June 30, 2020, we incurred total operating expenses of $7,147, consisting solely of general and administrative expenses of $7,147. By comparison, for the three months ending June 30, 2019, we incurred total operating expenses of $2,678, consisting solely of general and administrative expenses of $2,678.

For the six months ending June 30, 2020, we incurred total operating expenses of $23,590, consisting solely of general and administrative expenses. By comparison, for the six months ending June 30, 2019, we incurred total operating expenses of $2,678.

For the three months ended June 30, 2020, we had net income of $30,480, while for the three months ended June 30, 2019, we had net income of $35,908. For the six months ended June 30, 2020, we had net income of $43,990, while for the six months ended June 30, 2019, we had net income of $35,908.

Liquidity and Capital Resources

At June 30, 2020, we had a cash balance of $49,465, and our working capital balance was $58,165.

As at June 30, 2020, our total assets were $81,723, consisting of $49,465 of cash and $32,258 of plant and equipment.

As at June 30, 2020, our total liabilities were $23,558 and stockholders’ equity was $58,165.

Cash Flows from Operating Activities

For the six months ended June 30, 2020 net cash provided by operations was $34,576, which consisted primarily of a net income of $43,990, offset by a decrease in accrued liabilities and other payables of $12,642, a decrease in tax payable and depreciation of plant and equipment of $3,866.

For the six months ended June 30, 2019 net cash used in operations was $1,501, which consisted primarily of a net income of $35,908, offset by an increase in deposits and prepayment of $25,602 and an increase in inventories of $11,807.

Cash Flows from Financing Activities

For the six months ended June 30, 2020,  net cash provided by financing activities was $0.

For the six months ended June 30, 2019, net cash provided by financing activities was $70,638, consisting primarily of capital injection from shareholder.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders

Subsequent Events

None through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2020.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

2.1	Share Exchange Agreement (1)
3.1.1	Articles of Domestication (1)
3.1.2	Articles of Amendment (1)
3.1.3	Articles of Amendment to Articles of Domestication (2)
3.1.4	Articles of Amendment to Articles of Domestication (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

* Filed herewith

(1) Incorporated by reference to Registration Statement on Form 10 (File No. 000-56156), filed with the Securities and Exchange Commission on March 23, 2020.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 (File No. 00056156), filed with the Securities and Exchange Commission on April 23, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOVEA JEWELRY HOLDINGS, LTD.

Date: August 14, 2020	By:	/s/ Jianmin Zhang
Name: Jianmin Zhang
Title: Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

