Form 10-Q
period 2020-09-30
Fovea Jewelry Holdings Ltd.
filed 2020-11-12
CIK 850971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-56156

FOVEA JEWELRY HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Wyoming	95-420242495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 403, 4/F, Phase 1 Austin Tower

22-26A Austin Avenue

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

As of November 12, 2020, there were approximately 10,161,039 shares of common stock, $0.001 par value per share, outstanding.

FOVEA JEWELRY HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Condensed consolidated balance sheets at September 30, 2020 (Unaudited) and December 31, 2019.	4

	Condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019 (unaudited).	5

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 (unaudited).	6

	Condensed consolidated statements of changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019 (Unaudited).	7

	Notes to Condensed Consolidated Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

Part II. Other Information

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	24

Signatures		25

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current asset:
Accounts receivable	$543,639	$-
Cash and cash equivalents	46,755	31,380

Total current assets	590,394	31,380

Non-current asset:
Plant and equipment	30,322	35,957

TOTAL ASSETS	$620,716	$67,337

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,812	$-
Accrued liabilities and other payables	19,935	30,643
Income tax payable	25,399	235
Deferred tax liabilities	2,502	5,933
Amount due to a director	2,062	-

Total current liabilities	321,710	36,811

TOTAL LIABILITIES	321,710	36,811

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no share issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Series A preferred stock, $0.001 par value, 1,000,000 shares designated; 1,000,000 issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively	1,000	1,000
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 10,161,039 and 10,161,039 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10,161	10,161
Accumulated other comprehensive (loss) income	(15,656)	369
Retained earnings	303,501	18,996

Stockholders’ equity	299,006	30,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$620,716	$67,337

## Post a 1-for-10,000 reverse stock split effective on March 6, 2020

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019

Revenue, net	$542,900	$25,919	$942,965	$109,208

Cost of revenue	(271,443)	(10,209)	(604,566)	(54,912)

Gross profit	271,457	15,710	338,399	54,296

Operating expenses:
General and administrative expenses	(8,630)	(5,989)	(32,220)	(8,667)
Total operating expenses	(8,630)	(5,989)	(32,220)	(8,667)

INCOME BEFORE INCOME TAXES	262,827	9,721	306,179	45,629

Income tax expenses	(22,312)	(6,204)	(21,674)	(6,204)

NET INCOME	240,515	3,517	284,505	39,425

Other comprehensive income (loss):
– Foreign currency adjustment gain (loss)	326	(161)	(16,025)	(20)

COMPREHENSIVE INCOME	$240,841	$3,356	$268,480	$39,405

Net income per share – Basic and Diluted	$0.02	$0.00	$0.03	$0.00

Weighted average common shares outstanding
– Basic and Diluted	10,161,039	10,161,039	10,161,039	10,161,039

## Post a 1-for-10,000 reverse stock split effective on March 6, 2020

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2020	2019

Cash flow from operating activities:
Net income	$284,505	$39,425
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation of plant and equipment	5,798	637

Change in operating assets and liabilities:
Accounts receivable	(543,639)	-
Deferred tax liabilities	(3,431)	6,204
Tax payable	25,164	-
Accounts payable	271,812	-
Accrued liabilities and other payables	(10,708)	-
Net cash provided by operating activities	29,501	46,266

Cash flow from investing activities:
Purchase of property, plant and equipment	-	(38,220)
Net cash used in investing activities	-	(38,220)

Cash flow from financing activities:
Amount due to a director	2,062	-
Net cash provided by financing activities	2,062	-

Foreign currency translation adjustment	(16,188)	(23)

Net change in cash and cash equivalents	15,375	8,023

BEGINNING OF PERIOD	31,380	100

END OF PERIOD	$46,755	$8,123

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Series A preferred stock		Common stock		Accumulated other comprehensive	(Accumulated losses) retained	Total stockholders’ (deficit)
	No. of shares	Amount	No. of shares	Amount	income (loss)	earnings	equity

Balance as of January 1, 2019	1,000,000	$1,000	10,161,039	$10,161	$-	$(18,704)	$(7,543)

Foreign currency translation adjustment	-	-	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	-

Balance as of March 31, 2019	1,000,000	1,000	10,161,039	10,161	-	(18,704)	(7,543)

Foreign currency translation adjustment	-	-	-	-	141	-	141
Net income for the period	-	-	-	-	-	35,908	35,908

Balance as of June 30, 2019	1,000,000	$1,000	10,161,039	$10,161	$141	$17,204	$28,506

Foreign currency translation adjustment	-	-	-	-	(161)	-	(161)
Net income for the period	-	-	-	-	-	3,517	3,517

Balance as of September 30, 2019	1,000,000	$1,000	10,161,039	$10,161	$(20)	$20,721	$31,862

Balance as of January 1, 2020	1,000,000	$1,000	10,161,039	$10,161	$369	$18,996	$30,526

Foreign currency translation adjustment	-	-	-	-	(17,977)	-	(17,977)
Net income for the period	-	-	-	-	-	13,510	13,510

Balance as of March 31, 2020	1,000,000	1,000	10,161,039	10,161	(17,608)	32,506	26,059

Foreign currency translation adjustment	-	-	-	-	1,626	-	1,626
Net income for the period	-	-	-	-	-	30,480	30,480

Balance as of June 30, 2020	1,000,000	$1,000	10,161,039	$10,161	$(15,982)	$62,986	$58,165

Foreign currency translation adjustment	-	-	-	-	326	-	326
Net income for the period	-	-	-	-	-	240,515	240,515

Balance as of September 30, 2020	1,000,000	$1,000	10,161,039	$10,161	$(15,656)	$303,501	$299,006

## Post a 1-for-10,000 reverse stock split effective on March 6, 2020

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Currently, the Company through its subsidiaries, mainly commenced to operate an online store to sell the quality jewelry at affordable prices on www.fovea-jewellery.com. The goal is to “Deliver A Better Living”. All products selling on the online store are with great quality, natural, socially responsible and niche. This business was commenced its operation in Hong Kong from January 1, 2019.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Fovea International Holdings Limited	British Virgin Islands	Investment holding	100 ordinary shares at par value of US$1	100%

Fovea Jewellery Holdings Limited	Hong Kong	Sales and marketing in Hong Kong	1 ordinary share for HK$1	100%

Gold Shiny International Limited	British Virgin Islands	Investment holding	115 ordinary shares at par value of US$1	100%

Gold Shiny (Asia) Limited	Hong Kong	Sales and marketing in Hong Kong	1 ordinary share for HK$1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10/A for the fiscal year ended December 31, 2019, filed with the SEC on May 1, 2020.

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

•	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2020, there was no allowance for doubtful accounts.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Depreciation expense for the three months ended September 30, 2020 and 2019 were $1,932 and $637, respectively.

Depreciation expense for the nine months ended September 30, 2020 and 2019 were $5,798 and $637, respectively.

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

The Company records the revenue from the sale of jewelry and healthcare supplement products during the period.

•	Cost of revenue

Cost of revenue consists primarily of the cost of goods sold, which are directly attributable to the sales of products.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended September 30, 2020 and 2019.

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Period-end HKD:US$ exchange rate	0.12903	0.12740
Period average HKD:US$ exchange rate	0.12885	0.12746

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the period ended September 30, 2020 and 2019, the Company operates in one reportable operating segment in Hong Kong.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

NOTE 3 - STOCKHOLDERS’ EQUITY

Authorized shares

As of September 30, 2020 and December 31, 2019, the Company’s authorized shares were 5,000,000 shares of preferred stock, with a par value of $0.001.

As of September 30, 2020 and December 31, 2019, the Company’s authorized shares were 2,000,000,000 and 499,000,000 shares of common stock, with a par value of $0.001, respectively.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Issued and outstanding shares

As of September 30, 2020 and December 31, 2019, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

On March 6, 2020, the Company approved by the state government of Wyoming and effectuated a 1 for 10,000 reverse stock split. The number of authorized shares remains unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the reverse stock split.

On March 20, 2020, the Company consummated the Share Exchange Transaction among Gold Shiny International Limited (“GSIL”) and its shareholders and issued 10,000,000 shares of common stock in exchange for 100% equity interest of GSIL. Upon completion of the Share Exchange Transaction, GSIL became a 100% owned subsidiary of the Company.

As of September 30, 2020 and December 31, 2019, the Company had 10,161,039 and 10,161,039 shares of common stock issued and outstanding, respectively.

NOTE 4 - INCOME TAX

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2020	2019

Current tax	$25,129	$-
Deferred tax	(3,455)	6,204

Income tax expense	$21,674	$6,204

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

For the nine months ended September 30, 2020 and 2019, there was no operation in the United States of America.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine months ended September 30,
	2020	2019

Income before income taxes	$306,179	$45,629
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	50,519	7,529
Tax effect of non-deductible items	956	105
Tax effect of tax holiday	(26,346)	(7,634)
Income tax expense	$25,129	$-

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the deferred tax liabilities of the Company as of September 30, 2020 and December 31, 2019:

	As of
	September 30,	December 31,
	2020	2019

Deferred tax liabilities:
Accelerated depreciation	$(3,455)	$5,933

NOTE 5 - RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE 6 - CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2020,there was one single customer exceeding 10% of the Company’s revenue.

For the three and nine months ended September 30, 2019,there was no single customer exceeding 10% of the Company’s revenue.

All of the Company’s customers are located in Hong Kong.

(b) Major vendor

For the nine months ended September 30, 2020, two venders represented more than 10% of the Company’s operating cost. These vendors accounted for 85% and 15%, respectively, of the Company’s operating cost with no accounts payable at September 30, 2020.

For the three months ended September 30, 2020, there was one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 100% of the Company’s operating cost with no accounts payable at September 30, 2020.

For the three and nine months ended September 30, 2019, there was one single vendor represented more than 10% of the Company’s operating cost.

The Company’s vendor is located in Hong Kong.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2020, the Company has no material commitments or contingencies.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2020 through the date these financial statements were issued.

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

At September 30, 2020, the carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate their respective fair value due to the short-term nature of these instruments.

At September 30, 2020, the Company does not have any assets or liabilities required to be measured at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement.

PLAN OF OPERATION

Our plan of operations over the next 12 month period is to continue developing our website to have a fully functioning online store and sell our diamond products.

Comparison of the three months ended September 30, 2020 and September 30, 2019

The following table sets forth certain operational data for the three months ended September 30, 2020, compared to the three months ended September 30, 2019:

	Three months ended September 30,
	2020	2019

Revenue	$542,900	$25,919
Cost of revenue	(271,443)	(10,209)
Gross profit	271,457	15,710
Operating Expenses	(8,630)	(5,989)
Income from operations	262,827	9,721
Income tax expense	(22,312)	(6,204)
NET INCOME	$240,515	$3,517

Revenue. We generated revenues of $542,900 and $25,919 for the three months ended September 30, 2020 and 2019, respectively. The increase in revenue is attributable to the development of new business line in healthcare supplement products to meet with the pandemic demand.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2020, was $271,443 as compared to cost of revenue of $10,209 for the same period ended September 30, 2019. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $271,457 and $15,710 for the three months ended September 30, 2020, and 2019, respectively. The increase in gross profit is primarily attributable to the increasing market demand.

Operating Expenses. We incurred G&A expenses of $8,630 and $5,989 for the three months ended September 30, 2020, and 2019, respectively. The increase in G&A is primarily attributable to increase professional, administrative and other fees.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2020 and 2019 was $22,312 and $6,204, respectively.

Net Income. During the three months ended September 30, 2020, we incurred a net income of $240,515, as compared to net income of $3,517 for the same period ended September 30, 2019.

Comparison of the nine months ended September 30, 2020 and September 30, 2019

The following table sets forth certain operational data for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019:

	Nine months ended September 30,
	2020	2019

Revenue	$942,965	$109,208
Cost of revenue	(604,566)	(54,912)
Gross profit	338,399	54,296
Operating expenses	(32,220)	(8,667)
Income from operation	306,179	45,629
Income tax expense	(21,674)	(6,204)
NET LOSS	$284,505	$39,425

Revenue. We generated revenues of $942,965 and $109,208 for the nine months ended September 30, 2020 and 2019, respectively. The increase in revenue is attributable to the development of new business line in healthcare supplement products to meet with the pandemic demand.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2020, was $604,566. Cost of revenue for the nine months ended September 30, 2019, was $54,912. The increase in our cost of revenue for the nine months ended September 30, 2020, is primarily attributable to increase in our business volume.

Gross Profit. We achieved a gross profit of $338,399 and $54,296 for the nine months ended September 30, 2020, and 2019, respectively. The increase in gross profit is primarily attributable to increase in our business volume.

Operating Expenses. We incurred operating expenses of $32,220 and $8,667 for the nine months ended September 30, 2020, and 2019, respectively. The increase in G&A is primarily attributable to increase professional, administrative and other fees.

Operating expenses as a percentage of net revenue was approximately 3.4% and 7.9% for the nine months ended September 30, 2020 and 2019, respectively. The increase in G&A is primarily attributable to increase professional, administrative and other fees.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2020 and 2019 was $21,674 and $6,204, respectively.

Net Income. During the nine months ended September 30, 2020, we realized a net income of $284,505, as compared to net income of $39,425 for the same period ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $46,755 and accounts receivable of $543,639. As of December 31, 2019, we had cash and cash equivalents of $31,380 and accounts receivable of $0.

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$29,501	$46,266
Net cash used in investing activities	$-	$(38,220)
Net cash provided by financing activities	$2,062	$-

Net Cash Provided By Operating Activities.

For the nine months ended September 30, 2020, net cash provided by operating activities was $29,501 which consisted primarily of a net income of $284,505, an increase in accounts payables of $271,812, a decrease in accrued liabilities and other payables of $10,708, an increase in tax payable of $25,164 and depreciation of property, plant and equipment of $5,798 offset by an increase in accounts receivables of $543,639 and a decrease in deferred tax liabilities of $3,431.

For the nine months ended September 30, 2019, net cash provided by operating activities was $46,266, which consisted primarily of a net income of $39,425, an increase in deferred tax liabilities of $6,204, and depreciation of property, plant and equipment of $637.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2020, net cash used in investing activities was $0.

For the nine months ended September 30, 2019, net cash used in investing activities was $38,220, consisting of property, plant and equipment purchases relating to discontinued operations.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2020, net cash provided by financing activities was $2,062 consisting primarily of advances from our former Chief Executive Officer.

For the nine months ended September 30, 2019, net cash provided by financing activities was $0.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2020.

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

FOVEA JEWELRY HOLDINGS, LTD.

Date: November 12, 2020	By:	/s/ Thomson Lee
Name: Thomson Lee
Title: Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

