Form 10-K
period 2020-12-31
Fovea Jewelry Holdings Ltd.
filed 2021-03-26
CIK 850971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File No. 000-56156

FOVEA JEWELRY HOLDINGS LTD.
(Exact name of registrant as specified in its charter)

Wyoming	95-4202424
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 403, 4/F, Phase 1 Austin Tower

22-26A Austin Avenue

Tsim Sha Tsui, Hong Kong

(Address of principal executive offices, zip code)

+852 6847-6812

(Registrant’s telephone number, including area code)

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

At June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $24,689,052.

As of March 24, 2021, there were 11,099,119 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

FOVEA JEWELRY HOLDINGS LTD.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Fovea Jewelry Holdings Ltd., a Wyoming corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) market acceptance of our products, (ii) the development and marketing of new products, (iii) the Company’s need for and ability to obtain additional financing, (iv) industry competition, (v) the exercise of stockholder voting control over us by Jianmin Zhang, through the holding of his Series A Preferred Stock. (vi) other factors over which we have little or no control; and (vii) other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

Our Corporate History and Background

The Company was incorporated on July 1, 1999, under the laws of the State of Nevada, under the name “Han Logistics, Inc.” On August The Company was originally founded February 1, 2006 as Dycam, Inc. In March 2006, the Company changed its name to Mekju Processing, Inc. In November 2006, the Company changed its name to Auxium Technologies, Inc. In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc. On November 2, 2015, the Company changed its name to Wincash Resources, Inc. In early 2018, the Board of Directors of the Company deemed it in the best interests of the Company and its shareholders to switch directions and become involved in the business of the collection and ultimately the sale of diamond jewelry. On January 3, 2018, the Company effected a name change and changed its name from Wincash Resources, Inc. to Fovea Jewelry Holdings, Ltd. On March 18, 2019, the Company changed its jurisdiction from Nevada to Wyoming.

Led by the Company’s Chief Executive Officer, an avid jeweler, the goal of the Company is to generate continuous, scalable and growing revenues from the sale of its diamond jewelry. The Company intends to regularly visit jewelry shows and other dealers throughout Asia.

Reverse Acquisition of Gold Shiny International

On March 20, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Gold Shiny International Ltd., a British Virgin Islands corporation (“Gold Shiny”), and the holders of common stock Gold Shiny. The holders of the common stock of Gold Shiny consisted of 4 shareholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 10,000,000 shares of common stock in consideration for all the issued and outstanding shares in Gold Shiny. The effect of the issuance was that, upon consummation of the share exchange, the Gold Shiny shareholders held approximately 99.0% of the issued and outstanding shares of common stock of the Company, which 99.0% they still hold.

As a result of the share exchange, we are now a holding company, and we conduct our jewelry business operations primarily through our subsidiaries and affiliated entities in Hong Kong.

The share exchange transaction with Gold Shiny was treated as a reverse acquisition, with Gold Shiny as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this Form 8-K to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Gold Shiny.

A 1:10,000 reverse stock split of the Common Stock (the “Reverse Stock Split”) was effected on March 6, 2020, for shareholders of record as of March 6, 2020. The number of authorized shares remains unchanged. All share and per share information in this Annual Report on Form 10-K have been retroactively adjusted for all periods presented, unless otherwise indicated, to give effect to the Reverse Stock Split, including the financial statements and notes thereto.

Effective September 26, 2018 the Company changed its name from Wincash Resources, Inc. Fovea Jewelry Holdings, Ltd. The Financial Industry Regulatory Authority and the OTC Markets Group, Inc. recognized the name change in February 2018. All references to the “Company” or “Fovea Jewelry Holdings” in this Annual Report on Form 10-K refer to Fovea Jewelry Holdings, Ltd., unless stated otherwise. Further, in connection with changing its name, the Company changed its trading symbol to FJHL.

Organization & Subsidiaries

We have one operating subsidiary, Gold Shiny International Ltd., a British Virgin Islands corporation.

Overview

Our wholly owned subsidiary, Gold Shiny was incorporated on December 5, 2019, in the British Virgin Islands.

Fovea Jewelry Holdings, Ltd. has operated a diamond jewelry business operation which focuses on the East Asia region. Our principal administrative offices are located at Room 403, 4/F, Phase 1 Austin Tower, 22-26A Austin Avenue, Tsim Sha Tsui, Hong Kong, and our telephone number is +852 6847-6812. Our website is www.fovea-jewellery.com.

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2020.

December 31, 2020
Financial Summary
Cash and Cash Equivalents	$832,151
Total Assets	860,529
Total Liabilities	4,918
Total Stockholders’ Equity	$855,611

We are in the early stages of developing our diamond jewelry business; accordingly, our operating history is limited. The Company holds inventory for its most popular diamond jewelry products, but not for all items it offers for sale. Most of the time, we procure our products from vendors after we have received an order from a customer. The Company has four vendors with whom it works who have previously and currently are able to supply whatever the company’s procurement needs are for products within a week. Assuming we are able to develop our business, our main products we wish to sell are loose diamonds, from emerald-cut to round-cut diamonds.

Our plan of operations over the next 12-month period is to continue developing our website to have a fully functioning online store and sell our diamond products.

Having locations in Hong Kong and China for the purposes of conveniently shipping products, the Company has the ability to export its inventory of diamonds and medals, to be sold in East Asia and around the world. Likewise, the Company also imports such products back to Hong Kong and China, to be sold throughout the local markets.

The Company adheres to strict processes related to acquisition and sale of its products. It begins by selecting the best inventory. All inventory is carefully screened by management, then sent to be graded by the proper grading authority. All of the Company’s diamonds are certified by the Gemological Institute of America.

We determine the price of a diamond according to the “4C” criteria:

Clarity: The most expensive diamond is the one that is absolutely clear in clarity, but many of them have inclusions (scratches or trace minerals) that can detract from the pure beauty of the diamond. Clarity has several categories that affect the price of a diamond: FL (Flawless, no internal/external flaws), VVS1, VVS2 (Very, Very Slightly Included, an excellent quality of diamond), VS1, VS2 (Very Slightly Included, not visible to the eye), S1, S2 (Slightly Included, may be visible to the eye), I1, I2, I3 (Included, the lowest grades of clarity). GOLD SHINY does not carry the last two clarity grades in its inventory.

Color: A diamond can divide light into a spectrum of colors, and reflect light as more or less colorful, depending on the color grade. The less color in a diamond, the better the color grade. Color grades are categorized into D (absolutely colorless, the highest color grade), E (colorless, only traces of color and only detected by gemologists), F (colorless, slight color detected, still a high quality diamond), G-H (near colorless, color noticeable, but still an excellent value), I-J (near colorless, color slightly detectable), K-M (low grade color), N-Z (low grade color). GOLD SHINY does not carry the last three color grades in its inventory to maintain a good selection of diamonds.

Cut: The roundness, depth, width and uniformity of the facets determine a diamond’s brilliance. Cut is the most important characteristic of a diamond; even with perfect color and clarity, a poor cut will affect its brilliance.

Carat: The weight of a diamond. In the engagement-ring market today, usually the “dowry” is around 1 carat and above.

We maintain an online store at fovea-jewellery.com for the sale of our diamonds and jewelry.

Competition

In the diamond and jewelry business, we compete with a number of comparably sized and smaller firms, as well as a number of larger firms throughout East Asia. Our primary competitors are small jewelry business, but large jewelry businesses are also be our competitors. Many of our competitors have the ability to attract customers as a result of their reputation and the quality diamond jewelry they obtain through their industry connections. Additionally, other reputable companies that sell jewelry, though not focused on diamond jewelry, may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. We will likely lose business to such companies.

Government Regulation and Approvals

We are not aware of any governmental regulations or approvals required for any of our services or products. We do not believe that we are subject to any government regulations relating to the ownership and licensing of our intellectual property.

Employees

As of the date hereof, we have 1 non-employee officer, Thomson Lee, who operates our company.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently do not own any physical property or real property. Our executive offices are located at Room 403, 4/F, Phase 1 Austin Tower, 22-26A Austin Avenue, Tsim Sha Tsui, Hong Kong. We believe that this space is adequate for our present operations. Our telephone number is +852 6847-6812.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since February 6, 2018, our common stock has been quoted on the OTCPink tier of the OTC Markets Group Inc., under the symbol “FJHL.” Previously, our common stock was quoted on the OTC Markets, under the symbol “WCRI.” On March 10, 2021, the closing bid price on the OTCPink tier for our common stock was $0.108.

Holders

As of March 22, 2021, there were 11,099,119 shares of common stock issued and outstanding held by approximately 1,190 stockholders of record, and 1,000,000 shares of Series A Preferred Stock issued and outstanding, held by one stockholder of record, Jianmin Zhang.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

On December 17, 2020, the Board of Directors of the Company approved and adopted the terms and provisions of a 2020 Stock Incentive Plan for the Company. Pursuant to the terms of the Plan, the maximum number of shares of Common Stock available for the grant of awards under the Plan shall not exceed 1,000,000. During the year ended December 31, 2020, the Company granted 900,000 shares of common stock to directors, officers, and consultants.

Penny Stock Regulations

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1.00 million, or annual incomes exceeding $200,000 individually, or $300,000 million, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2021, and 2020. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Hong Kong Dollar” are to the Hong Kong Dollar, the legal currency of the Hong Kong Special Administrative Region of the People’s Republic of China. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Impact of COVID-19 on our business

The outbreak of COVID-19 that started in late January 2020 in the PRC has negatively affected our business. In March 2020, the World Health Organization declared COVID-19 as a pandemic and has resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China and the U.S. in the subsequent months. Given the rapidly expanding nature of the COVID-19 pandemic, and because substantially all of the Company’s business operations and its workforce are concentrated in China, the Company’s business, results of operations, and financial condition for calendar year 2020 have been adversely affected.

Management believes that COVID-19 could continue to have a material impact on its financial results for the first half of calendar year 2021 and could cause the potential impairment of certain assets. To mitigate the overall financial impact of COVID-19 on the Company’s business, management has worked closely with its service centers to enhance their marketing and promotion activities during the second quarter of 2021 that were designed to generate sales in the second, third and fourth quarters of 2021.

Results of Operations

Our audited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to continue to operate in the future in the normal course of business. In our audited consolidated financial statements for the year ended December 31, 2020, it has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations in 2020 as a result of COVID-19. Business closures in Hong and limitations on business operations arising from COVID-19 has significantly disrupted our ability to generate revenues and cash flow during the fiscal year 2020.

The success of our business strategy is dependent in part upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included advance from stockholders and affiliates. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Comparison of the years ended December 31, 2020 and December 31, 2019

The following table sets forth certain operational data for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019
Revenues	$2,017,343	$196,423
Cost of revenue	(1,141,823)	(116,447)
Gross profit	875,520	79,976
Total operating expenses	(170,351)	(36,147)
Income before Income Taxes	705,169	43,829
Income tax credit (expense)	1,276	(6,129)
Net income	706,445	37,700

Revenue. We generated revenues of $2,017,343 and $196,423 for the years ended December 31, 2020 and 2019. The increase in revenue is attributable to the development of new business line in healthcare supplement products to meet with the pandemic demand.

During the year ended December 31, 2020, the following customers accounted for 10% or more of our total net revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)

Hu Cheng Jewellery (HK) Limited	$1,892,306	94%	-

Total:	$1,892,306	94%	-

During the year ended December 31, 2019, there was no single customers accounted for 10% or more of our total net revenues:

Cost of Revenue. Cost of revenue for the year ended December 31, 2020, was $1,141,823, and as a percentage of net revenue, approximately 56.6%. Cost of revenue for the year ended December 31, 2019, was $116,447, and as a percentage of net revenue, approximately 59.3%. Cost of revenue increased primarily as a result of the increase in our business volume.

During the year ended December 31, 2020, the following suppliers accounted for 10% or more of our total cost of revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)

Erica Jewellery Company Limited	$1,052,857	92%	-

Total:	$1,052,857	92%	-

During the year ended December 31, 2019, the following suppliers accounted for 10% or more of our total cost of revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)

Alfonso Jew Manufacturing Co.	$112,618	97%	-

Total:	$112,618	97%	-

Gross Profit. We achieved a gross profit of $875,520 and $79,976 for the years ended December 31, 2020 and 2019, respectively. The increase in gross profit is primarily attributable to the increasing market demand.

Operating Expenses. We incurred operating expenses of $170,351 and $36,147 for the years ended December 31, 2020, and 2019, respectively. Operating expenses for the year ended December 31, 2020 and 2019, consisted solely of general and administrative expenses. The increase in general and administrative expenses is attributable to the stock-based compensation and increase in our business volume.

Income Tax Credit (Expense). Our income tax credit for the year ended December 31, 2020 was $1,276 and income tax expenses for the year ended December 31, 2019 was $6,129.

Net Income. We incurred a net income of $706,445 and $37,700 for the years ended December 31, 2020 and 2019, respectively. The increase in net income is primarily attributable to the increase in our business volume.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, we had cash and cash equivalents of $832,151 and $31,380, respectively.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years ended December 31,
	2020	2019
Net cash provided by operating activities	$811,862	$69,382
Net cash used in investing activities	-	(38,525)
Net cash provided by financing activities	-	-

Net Cash Provided by Operating Activities.

For the year ended December 31, 2020, net cash provided by operating activities was $811,862, which consisted primarily of a net income of $706,445, depreciation of plant and equipment of $7,736, stock-based compensation for services of $129,600, offset by an increase in accrued liabilities and other payables of $30,643 and an increase in deferred tax liabilities of $1,276.

For the year ended December 31, 2019, net cash provided by operating activities was $69,382, which consisted primarily of net income of $37,700, depreciation of plant and equipment of $2,553, a decrease in accrued liabilities and other payables of $23,000, a decrease in income tax payable of $232 and a decrease in deferred tax liabilities of $5,897.

Net Cash Used In Investing Activities.

For the year ended December 31, 2020, there is no net cash used in investing activities.

For the year ended December 31, 2019, net cash used in investing activities was $38,525 from the purchase of plant and equipment.

Net Cash Provided by Financing Activities.

For the years ended December 31, 2020 and 2019, there are no net cash provided by financing activities.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our own shares and classified as shareholders’ equity, or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted by the United States of America (“U.S. GAAP”), which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

We believe that our accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. Accordingly, the policies we believe are the most critical to understanding and evaluating our consolidated financial condition and results of operations are summarized in “Note 3 - Summary of Significant Accounting Policies” in the notes to our consolidated financial statements.

Recent Accounting Pronouncements

See “Note 2 - Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for a discussion of recent accounting pronouncements.

The Company believes that other recent accounting pronouncement will not have a material effect on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fovea Jewelry Holdings Ltd.

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

FOVEA JEWELRY HOLDINGS, LTD

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fovea Jewelry Holdings, Ltd and its subsidiaries (the ‘Company’) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TOTAL ASIA ASSOCIATES PLT

TOTAL ASIA ASSOCIATES PLT

We have served as the Company’s auditor since 2020.

Kuala Lumpur, Malaysia

March 26, 2021

FOVEA JEWELRY HOLDINGS, LTD

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,
	2020	2019

ASSETS
Current asset:
Cash and cash equivalents	$832,151	$31,380

Total current asset	832,151	31,380

Non-current asset:
Plant and equipment	28,378	35,957

TOTAL ASSETS	$860,529	$67,337

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and other payables	$-	$30,643
Income tax payable	236	235
Deferred tax liabilities	4,682	5,933

Total current liabilities	4,918	36,811

TOTAL LIABILITIES	4,918	36,811

Commitments and contingencies		-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized	-	-
Series A preferred stock, $0.001 par value,1,000,000 shares designated; 1,000,000 issued and outstanding, as of December 31, 2020 and 2019	1,000	1,000
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 10,199,119 and 10,090,974 shares issued and outstanding as of December 31, 2020 and 2019, respectively	10,199	10,091
Common stock to be issued	90	-
Additional paid-in capital	129,510	-
Accumulated other comprehensive (loss) income	(10,591)	369
Retained earnings	725,403	19,066

Stockholders’ equity	855,611	30,526

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	860,529	$67,337

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2020	2019

Revenue, net	$2,017,343	$196,423

Cost of revenue	(1,141,823)	(116,447)

Gross profit	875,520	79,976

Operating expenses:
General and administrative expenses	170,351	36,147
Total operating expenses	170,351	36,147

INCOME BEFORE INCOME TAXES	705,169	43,829

Income tax credit (expense)	1,276	(6,129)

NET INCOME	706,445	37,700

Other comprehensive (loss) income:
– Foreign currency adjustment (loss) gain	(10,960)	369

COMPREHENSIVE INCOME	$695,485	$38,069

Net income per share
– Basic and Diluted	$0.07	$0.00

Weighted average common shares outstanding
– Basic and Diluted	10,184,831	10,090,974

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2020	2019

Cash flow from operating activities:
Net income	$706,445	$37,700
Adjustments to reconcile net income to net cash generated from operating activities
Depreciation of plant and equipment	7,736	2,553
Stock-based compensation for services	129,600	-

Change in operating assets and liabilities:
Accrued liabilities and other payables	(30,643)	23,000
Income tax payable	-	232
Deferred tax liabilities	(1,276)	5,897
Net cash generated from operating activities	811,862	69,382

Cash flow from investing activities:
Purchases of plant and equipment	-	(38,525)
Net cash used in investing activities	-	(38,525)

Foreign currency translation adjustment	(11,091)	423

Net change in cash and cash equivalents	800,771	31,280

BEGINNING OF YEAR	31,380	100

END OF YEAR	$832,151	$31,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A preferred stock		Common stock		Shares to be	Additional paid-in	Accumulated other comprehensive	(Accumulated losses) retained	Total stockholders’ (deficit)
	No. of shares	Amount	No. of shares	Amount	issued	capital	income	earnings	equity

Balance as of January 1, 2019	1,000,000	$1,000	10,090,974	$10,091	$-	$-	$-	$(18,634)	$(7,543)

Foreign currency translation adjustment	-	-	-	-	-	-	369	-	369
Net income for the year	-	-	-	-	-	-	-	37,700	37,700

Balance as of December 31, 2019	1,000,000	$1,000	10,090,974	$10,091	$-	$-	$369	$19,066	$30,526

Balance as of January 1, 2020	1,000,000	$1,000	10,090,974	$10,091	$-	$-	$369	$19,066	$30,526

Issuance of fractional shares	-	-	108,145	108	-	-	-	(108)	-
Issuance of shares for service rendered	-	-	-	-	90	129,510	-	-	129,600
Foreign currency translation adjustment	-	-	--	-	-	-	(10,960)	-	(10,960)
Net income for the year	-	-	-	-	-	-	-	706,445	706,445

Balance as of December 31, 2020	1,000,000	$1,000	10,199,119	$10,199	$90	$129,510	$(10,591)	$725,403	$855,611

## Post a 1-for-10,000 reverse stock split effective on March 6, 2020.

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Fovea Jewelry Holdings, Ltd (the “Company” or “FJHL”) was originally founded on February 1, 2006 as Dycam, Inc. In March 2006, the Company changed its name to Mekju Processing, Inc. In November 2006, the Company changed its name to Auxium Technologies, Inc. In November 2014, the Company changed its name to Pure Hospitality Solutions, Inc. On November 2, 2015, the Company changed its name to Wincash Resources, Inc. In early 2018, the Board of Directors of the Company deemed it in the best interests of the Company and its shareholders to switch directions and become involved in the business of the collection and ultimately the sale of diamond jewelry. On January 3, 2018, the Company effected a name change and changed its name from Wincash Resources, Inc. to Fovea Jewelry Holdings, Ltd.

Effective September 26, 2018, the Company changed its name from Wincash Resources, Inc. to Fovea Jewelry Holdings, Ltd. The Financial Industry Regulatory Authority and the OTC Markets Group, Inc. recognized the name change in February 2018. Further, in connection with changing its name, the Company changed its trading symbol to FJHL.

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

On March 6, 2020, the Company approved by the state government of Wyoming and effectuated a 1 for 10,000 reverse stock split. The number of authorized shares remains unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for all years presented, unless otherwise indicated, to give effect to the reverse stock split.

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

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Basis of consolidation

The consolidated financial statements include the accounts of FJHL and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company’s adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its consolidated financial statements.

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

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cost of revenue

Cost of revenue consists primarily of the cost of goods sold, which are directly attributable to the sales of products.

•	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended December 31, 2020 and 2019.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Year-end HKD:US$ exchange rate	0.12899	0.12842
Annualized average HKD:US$ exchange rate	0.12894	0.12762

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the year ended December 31, 2020, the Company operates in one reportable operating segment in Hong Kong.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

In January 2017, the Financial Accounting Standard Board (“FASB”) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) : Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2020, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The Company does not believe that the adoption of ASU 2018-07 will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which amended its guidance for costs of implementing a cloud computing service arrangement to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard becomes effective for the Company in the first quarter of fiscal year 2020, with early adoption permitted. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3. PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2020	2019

Computer equipment, at cost	$38,525	$38,525
Less: accumulated depreciation	(10,289)	(2,553)
Foreign translation difference	142	(15)
	$28,378	$35,957

Depreciation expense for the years ended December 31, 2020 and 2019 were $7,736 and $2,553, respectively.

4. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of December 31, 2020 and 2019, the Company’s authorized shares were 5,000,000 shares of preferred stock, with a par value of $0.001.

As of December 31, 2020 and 2019, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Common Stock

As of December 31, 2020 and 2019, the Company’s authorized shares were 2,000,000,000 shares of common stock, with a par value of $0.001.

On March 19, 2019, the Company authorized to execute and file with the Secretary of State of the Wyoming the Articles of Amendment to increase its authorized capital stock to 2,000,000,000 shares of its common stock, having a par value of $.0001 per share.

On March 6, 2020, the Company approved by the state government of Wyoming and effectuated a 1 for 10,000 reverse stock split. The number of authorized shares remains unchanged. All share and per share information in this financial statements and footnotes have been retroactively adjusted for all years presented, unless otherwise indicated, to give effect to the reverse stock split.

On March 20, 2020, the Company consummated the Share Exchange Transaction among Gold Shiny International Limited (“GSIL”) and its shareholders and issued 10,000,000 shares of common stock in exchange for 100% equity interest of GSIL. Upon completion of the Share Exchange Transaction, GSIL became a 100% owned subsidiary of the Company.

As of December 31, 2020 and 2019, the Company had 10,199,119 and 10,090,974 shares of common stock issued and outstanding, respectively.

Stock Option Plan

On December 18, 2020, the Company approved the 2020 Stock Incentive Plan (the “Plan”) and authorized the directors to issue the maximum shares of common stock of 1,000,000 under the Plan.

On December 30, 2020, the Company issued 900,000 shares of common stock at the current market price of $0.1440 per share under the Plan to compensate certain consultants and service providers in rendering the past services to the Company.

As of December 31, 2020, 100,000 shares are not issued under the Plan.

5. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2020 and 2019:

	Years ended December 31,
	2020	2019

Net income attributable to common shareholders	$706,445	$37,700

Weighted average common shares outstanding – Basic and diluted	10,184,831	10,090,974

Net income per share – Basic and diluted	$0.07	$0.00

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6. INCOME TAX

The (benefit) provision for income taxes consisted of the following:

	Years ended December 31,
	2020	2019

Current tax	$-	$232
Deferred tax	(1,276)	5,897

Income tax (credit) expense	$(1,276)	$6,129

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company mainly operates in Hong Kong that is subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

FJHL is registered in the State of Wyoming and is subject to the tax laws of United States of America. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years presented.

For the years ended December 31, 2020 and 2019, there was no operation in the United States of America.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Years ended December 31,
	2020	2019

Income before income taxes	$834,769	$43,829
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	137,736	7,232
Tax effect of non-deductible items	957	105
Net operating losses	(136,502)	-
Tax holiday	(2,191)	(7,105)
Income tax expense	$-	$232

The following table sets forth the significant components of the deferred tax liabilities of the Company as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019

Deferred tax liabilities:
Accelerated depreciation	$4,682	$5,933

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7. RELATED PARTY TRANSACTIONS

On March 20, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Gold Shiny International Ltd., a British Virgin Islands corporation (“Gold Shiny”), and the holders of common stock Gold Shiny. The holders of the common stock of Gold Shiny consisted of 4 shareholders. This is considered as related party transaction, in which the major shareholder, Mr. Liao Zhicheng is the common controlling person of the Company and Gold Shiny.

During the years ended December 31, 2020 and 2019, the Company has been provided free office space by its director. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

8. CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the year ended December 31, 2020, there was one single customer exceeding 10% of the Company’s revenue. This customer accounted for 94% of the Company’s revenue amounting to $1,892,306 with $0 accounts receivable at December 31, 2020.

For the year ended December 31, 2019, there was no single customer exceeding 10% of the Company’s revenue.

All of the Company’s customers are located in Hong Kong.

(b) Major vendor

For the years ended December 31, 2020 and 2019, one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 92% and 97% of the Company’s operating cost amounting to $1,052,857 and $112,618 with $0 of accounts payable at December 31, 2020 and 2019, respectively.

All of the Company’s vendors are located in Hong Kong.

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

9. COMMITMENTS AND CONTINGENCIES

As of December 31, 2020 and 2019, the Company has no material commitments or contingencies.

10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020, up through the date the Company issued the audited consolidated financial statements. The Company had no material recognizable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our President and Chief Executive Officer, who acts as both our principal executive office and principal financial officer, is responsible for our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under SEC rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our management concluded that as of December 31, 2020 these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Our President and Chief Executive Officer, who acts as both our principal executive officer and principal financial officer, performed an evaluation of our internal control over financial reporting under the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Thomson Lee	65	President, Chief Executive Officer, Secretary, Treasurer and Director

Thomson Lee

President, Chief Executive Officer, Secretary, Treasurer and Director

Mr. Lee, age 65, has served as President, Chief Executive Officer, Secretary, Treasurer and Director since October 19, 2020. He also serves as Project Director at Yorkshire Capital Ltd., a position he has held since 2005. He has also served as a director at The Link Group, Inc., whose common stock is quoted on the OTCPink tier of the OTC Markets Group, Inc. Mr. Lee obtained a BSc from McMaster University, Ontario, Canada, in 1979. Mr. Lee’s prior business experience led to our conclusion that Mr. Lee should be serving as a member of our Board of Directors in light of our business and structure.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board.

Term of Office

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than one member. Officers are elected by and serve at the discretion of the Board of Directors.

Director Independence

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Significant Employees and Consultants

As of December 31, 2020, the Company has no significant employees. The Company is managed by Thomson Lee, our sole director and officer.

Audit Committee and Conflicts of Interest

Since we do not have an audit, compensation or governance and nominating committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director and officer has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Family Relationships

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

Stockholder Communications With the Board Of Directors

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

Employment Agreements

We have no employment agreements with any of our directors.

Indemnification Agreements

We have no indemnification agreements with our officers, directors or any other person.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2020 and 2019:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Jianmin	2020	0	0	0	0	0	0	0	0
Zhang (1)	2019	0	0	0	0	0	0	0	0

Thomson	2020	0	0	0	0	0	0	0	0
Lee (2)	2019	0	0	0	0	0	0	0	0

___________

(1)	Appointed President and Chief Executive Officer, Secretary and Treasurer in September 2015; resigned from all such positions on October 19, 2020.
(2)	Appointed President and Chief Executive Officer, Secretary and Treasurer on October 19, 2020.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2020.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2020.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2020.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jianmin Zhang (1)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

Thomson Lee (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)Appointed President and Chief Executive Officer, Secretary and Treasurer in September 2015; resigned from all such positions on October 19, 2020.
(2)Appointed President and Chief Executive Officer, Secretary and Treasurer on October 19, 2020.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Jianmin Zhang (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Thomson Lee (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Appointed President and Chief Executive Officer, Secretary and Treasurer in September 2015; resigned from all such positions on October 19, 2020.
(2)	Appointed President and Chief Executive Officer, Secretary and Treasurer on October 19, 2020.

We currently do not pay any compensation to our directors for serving on our board of directors.

Narrative to Director Compensation Table

The following is a narrative discussion of the material information that we believe is necessary to understand the information disclosed in the previous table.

Thomson Lee receives no compensation solely in his capacity as a director of the Company. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of March 22, 2021, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 11,099,119 shares of our common stock issued and outstanding as March 22, 2021. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Thomson Lee (3)	434,783	3.9%
Common Stock	Liao Zhicheng	8,695,651	78.3%
Common Stock	Jianmin Zhang (4)	10,000	*
All directors and executive officers as a group (1 person)		434,783	3.9%

______________

(1)	Calculated based on 11,099,119 shares of common stock issued and outstanding on March 19, 2020.
(2)

Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, at the address of: Room 403, 4/F, Phase 1 Austin Tower, 22-26A Austin Avenue, Tsim Sha Tsui, Hong Kong.

(3)	Appointed President and Chief Executive Officer, Secretary and Treasurer on October 19, 2020.
(4)

Appointed President and Chief Executive Officer, Secretary and Treasurer in September 2015; resigned from all such positions on October 19, 2020. Jianmin Zhang is the principal of Smiley Plant Limited, a British Virgin Islands corporation, the holder of 10,000 shares of common stock and 1,000,000 shares of Series A Preferred Stock. Mr. Zhang has investment and voting control over such shares.

*Less than 1%.

The following table sets forth certain information as of March 22, 2021 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Series A Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Series A Preferred Stock

Series A Preferred Stock (1)	Jianmin Zhang (3)	239,813,213	100.0%
All directors and executive officers as a group (1 person)		-0-	*

(1)	Convertible at any time into 1,000,000,000 shares of common stock.
(2)	In care of the Company, at the address of: Room 403, 4/F, Phase 1 Austin Tower, 22-26A Austin Avenue, Tsim Sha Tsui, Hong Kong.
(3)

Appointed President and Chief Executive Officer, Secretary and Treasurer in September 2015; resigned from all such positions on October 19, 2020. Jianmin Zhang is the principal of Smiley Plant Limited, a British Virgin Islands corporation, the holder of 10,000 shares of common stock and 1,000,000 shares of Series A Preferred Stock. Mr. Zhang has investment and voting control over such shares.

*Less than 1%.

There are no arrangements known to us that might, at a subsequent date, result in a change-in-control.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below, during the past fiscal year, there have been no transactions, whether directly or indirectly, between us and any of our respective officers, directors, beneficial owners of more than 5.0% of our outstanding common stock or their family members, that exceeded the lesser of $120,000 or 1.0% of the average of our total assets at year-end for the last completed fiscal year.

On March 20, 2020, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”), by and among the Company, Gold Shiny International Ltd., a British Virgin Islands corporation (“Gold Shiny”), and the holders of common stock Gold Shiny. The holders of the common stock of Gold Shiny consisted of 4 shareholders.

Under the terms and conditions of the Share Exchange Agreement, the Company offered, sold and issued 10,000,000 shares of common stock in consideration for all the issued and outstanding shares in Gold Shiny. The effect of the issuance was that, upon consummation of the share exchange, the Gold Shiny shareholders held approximately 99.0% of the issued and outstanding shares of common stock of the Company, which 99.0% they still hold.

Director Independence

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Our board of directors has not separately designated and standing committees. Accordingly, the duties customarily performed by an audit committee, compensation committee, and governance and nominating committee are performed by our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2020, the total fees charged to the company for audit services, including quarterly reviews were $30,000 and $20,000, for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

2.1

Share Exchange Agreement, dated March 20, 2020, by and among the Fovea Jewelry Holdings Ltd., Gold Shiny International Ltd., a British Virgin Islands corporation (“Gold Shiny”), and the holders of common stock Gold Shiny (1)

3.1.1	Articles of Domestication, dated March 18, 2019 (1)
3.1.2	Articles of Amendment, dated April 9, 2019 (1)
3.1.3	Articles of Amendment, dated March 6, 2020 (2)
3.1.4	Articles of Amendment, dated March 6, 2020 (1)
3.2	Bylaws (1)
21.1	Subsidiaries of Registrant*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

___________________

(1)	Incorporated by reference to Registration Statement on Form 10 (File No. 000-56156), filed with the Securities and Exchange Commission on March 23, 2020.

(2)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 (File No. 00056156), filed with the Securities and Exchange Commission on April 23, 2020.

*Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOVEA JEWELRY HOLDINGS LTD.

Date: March 26, 2021	By:	/s/ Thomson Lee
	Name:	Thomson Lee
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer, and principal financial officer)

