Form 10-Q
period 2021-03-31
Fovea Jewelry Holdings Ltd.
filed 2021-05-24
CIK 850971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 15, 2021, there were approximately 11,099,119 shares of common stock, $0.001 par value per share, outstanding.

FOVEA JEWELRY HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Fovea Jewelry Holdings, Ltd., a Wyoming corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of oil and gas prices, the possibility that equipment development efforts will not produces equipment that prospective customers want to purchase, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FOVEA JEWELRY HOLDINGS, LTD

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$899,086	$832,151

Total current assets	899,086	832,151

Non-current asset:
Plant and equipment	26,369	28,378

TOTAL ASSETS	$925,455	$860,529

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payable	$235	$236
Deferred tax liabilities	4,351	4,682

Total current liabilities	4,586	4,918

TOTAL LIABILITIES	4,586	4,918

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no share issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Series A preferred stock, $0.001 par value,1,000,000 shares designated; 1,000,000 issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	1,000	1,000
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 10,161,039 and 10,161,037 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	11,099	10,199
Common stock to be issued	-	90
Additional paid-in capital	128,700	129,510
Accumulated other comprehensive loss	(18,348)	(10,591)
Retained earnings	798,418	725,403

Stockholders’ equity	920,869	855,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$925,455	$860,529

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2021	2020

Revenue, net	$162,887	$117,900

Cost of revenue	(81,682)	(87,947)

Gross profit	81,205	29,953

Operating expenses:
General and administrative expenses	(8,509)	(16,443)
Total operating expenses	(8,509)	(16,443)

INCOME BEFORE INCOME TAXES	72,696	13,510

Income tax expenses	319	-

NET INCOME	73,015	13,510

Other comprehensive loss:
– Foreign currency adjustment loss	(7,757)	(17,977)

COMPREHENSIVE INCOME (LOSS)	$65,258	$(4,467)

Net income per share – Basic and Diluted	$0.01	$0.00

Weighted average common shares outstanding
– Basic and Diluted	10,889,119	10,121,873

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2021	2020

Cash flow from operating activities:
Net income	$73,015	$13,510
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation of plant and equipment	1,934	1,930

Change in operating assets and liabilities:
Deferred tax liabilities	(319)	-
Accrued liabilities and other payables	-	(12,533)
Net cash generated from operating activities	74,630	2,907

Foreign currency translation adjustment	(7,695)	17,871

Net change in cash and cash equivalents	66,935	20,778

BEGINNING OF PERIOD	832,151	31,380

END OF PERIOD	$899,086	$52,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three Months ended March 31, 2021 and 2020
	Series A preferred stock		Common stock		Common stock	Additional		Accumulated other comprehensive		Total
	No. of shares	Amount	No. of shares	Amount	to be issued	paid-in capital		income (loss)	Retained earnings	stockholders’ equity

Balance as of January 1, 2020	1,000,000	$1,000	10,090,974	$10,091	$-	$		$369	$18,996	$30,526

Issuance of fractional shares	-	-	108,145	108	-			-	(108)	-
Foreign currency translation adjustment	-	-	-	-	-			(17,977)	-	(17,977)
Net income for the period	-	-	-	-	-			-	13,510	13,510

Balance as of March 31, 2020	1,000,000	$1,000	10,161,039	$10,161	$-	$		$(17,608)	$32,468	$26,059

Balance as of January 1, 2021 (Audited)	1,000,000	$1,000	10,199,119	$10,199	$90		$129,510	$(10,591)	$725,403	$855,611

Shares issued to service providers	-	-	900,000	900	(90)		(810)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-		-	(7,757)	-	(7,757)
Net income for the period	-	-	-	-	-		-	-	73,015	73,015

Balance as of March 31, 2021	1,000,000	$1,000	10,161,039	$10,161	$-		$128,700	$(18,348)	$798,418	$920,869

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Fovea Jewelry Holdings, Ltd (the “Company” or “FJHL”) was originally founded on February 1, 2006 as Dycam, Inc. On March 4, 2019, the Company re-domiciled from Nevada to Wyoming. Currently, the Company through its subsidiaries, mainly commenced to operate an online store to sell the quality jewelry at affordable prices on www.fovea-jewellery.com. The goal is to "Deliver A Better Living". All products selling on the online store are with great quality, natural, socially responsible and niche.

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

NOTE – 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2020, there was no allowance for doubtful accounts.

•	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	5 years

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended March 31, 2021 and 2020 were $1,930 and $1,934, respectively.

•	Revenue recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the full retrospective transition method. The Company's adoption of ASU 2014-09 did not have a material impact on the amount and timing of revenue recognized in its condensed consolidated financial statements.

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

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2021 and 2020.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintain its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Period-end HKD:US$ exchange rate	0.12863	0.12899
Period average HKD:US$ exchange rate	0.12892	0.12869

•	Comprehensive income

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

•	Share-based compensation

The Company follows ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards, including restricted stock units, based on estimated grant date fair values. Restricted stock units are valued using the market price of the Company’s common shares on the date of grant. The Company records compensation expense, net of estimated forfeitures, over the requisite service period.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the period ended March 31, 2021 And 2020, the Company operates in one reportable operating segment in Hong Kong.

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

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

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

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Recent accounting pronouncements

Simplifying the Accounting for Debt with Conversion and Other Options.

In June 2020, the FASB issued ASU 2020-06 to simplify the accounting in ASC 470, “Debt with Conversion and Other Options” and ASC 815, “Contracts in Equity’s Own Entity”. The guidance simplifies the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2022. Early adoption is permitted. The amendments in this update must be applied on either full retrospective basis or modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures, as well as the timing of adoption.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. In February 2020, the FASB issued ASU 2020-02 and delayed the effective date of ASU 2016-13 until fiscal year beginning after December 15, 2022. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12 to simplify the accounting in ASC 740, “Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This ASU will be effective beginning in the first quarter of the Company’s fiscal year 2021. Early adoption is permitted. Certain amendments in this update must be applied on a prospective basis, certain amendments must be applied on a retrospective basis, and certain amendments must be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings/(deficit) in the period of adoption. The adoption of ASU 2019-12 does not have a significant impact on the Company’s consolidated financial statements as of and for the three-month period ended March 31, 2021.

Earnings Per Share

In April 2021, the FASB issued ASU 2021-04, which included Topic 260 “Earnings Per Share”. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-04 on its consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 3 STOCKHOLDERS’ EQUITY

Authorized shares

As of March 31, 2021 and December 31, 2020, the Company’s authorized shares were 5,000,000 shares of preferred stock, with a par value of $0.001.

As of March 31, 2021 and December 31, 2020, the Company’s authorized shares were 2,000,000,000 shares of common stock, with a par value of $0.001.

Issued and outstanding shares

In January 2021, the Company completed the issuance of 900,000 shares of its common stock to six individuals of consultants and service providers for their services rendered to the Company.

As of March 31, 2021 and December 31, 2020, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

As of March 31, 2021 and December 31, 2020, the Company had 11,099,119 and 10,199,119 shares of common stock issued and outstanding, respectively.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 4 INCOME TAX

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2021	2020

Current tax	$6,157	$-
Deferred tax	(319)	-

Income tax expense	$5,838	$-

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

For the three months ended March 31, 2021 and 2020, there was no operation in the United States of America.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiaries operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2021 and 2020 is as follows:

	Three months ended March 31,
	2020	2020

Income before income taxes	$72,696	$13,510
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	11,994	2,229
Tax effect of non-deductible items	319	318
Tax effect of tax holiday	(6,156)	(2,547)
Income tax expense	$6,157	$-

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table sets forth the significant components of the deferred tax liabilities of the Company as of March 31, 2021 and December 31, 2020:

	As of
	March 31,	December 31,
	2021	2020
Deferred tax liabilities:
Accelerated depreciation	$(4,351)	$(4,682)

NOTE – 5 RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 6 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2021			March 31, 2021
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer A	$50,922	31%		$-
Customer B	45,766	28%		-
Customer C	40,738	25%		-
Customer D	25,461	16%		-

Total:	$162,887	100%	Total:	$-

	Three months ended March 31, 2020			March 31, 2020
Customers	Revenues	Percentage of revenues		Accounts receivable

Customer E	$46,458	39%		$-
Customer F	32,688	28%		-
Customer G	21,234	18%		-
Customer H	16,087	14%		-

Total:	$116,467	99%	Total:	$-

All of the Company’s customers are located in Hong Kong.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b) Major vendor

For the three months ended March 31, 2021 and 2020, there was one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 100% of the Company’s operating cost with no accounts payable at March 31, 2021 and 2020.

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

NOTE – 7 COMMITMENTS AND CONTINGENCIES

As of March 31, 2021, the Company has no material commitments or contingencies.

NOTE – 8 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements.

On April 13, 2021, the Company entered into a Stock Purchase Agreement with Liao Zhicheng, the Company’s majority stockholder, pursuant to which the Company sold to Liao Zhicheng one share of Series B Preferred Stock in exchange for 3,000,000 shares of common stock of the Company. The Company anticipates cancelling and returning to its authorized capital stock the 3,000,000 shares of common stock purchased from Liao Zhicheng by May 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Fovea Jewelry Holdings, Ltd., a Wyoming corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2020 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K (File No. 000-56156; the “Form 10”), as filed with the Securities and Exchange Commission on March 26, 2021. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company is incorporated in the State of Wyoming as a result of a domestication from the State of Nevada on March 4, 2019, and has a fiscal year end of December 31.

CRITICAL ACCOUNTING POLICIES

PLAN OF OPERATION

Our plan of operations over the next 12 month period is to continue developing our website to have a fully functioning online store and sell our diamond products.

Results of Operations

Comparison of the three months ended March 31, 2021and March 31, 2020

The following table sets forth certain operational data for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Three months ended March 31,
	2021	2020

Revenue	$162,887	$117,900
Cost of revenue	(81,682)	(87,947)
Gross profit	81,205	29,953
Operating Expenses	(8,509)	(16,443)
Income from operations	72,696	13,510
Income tax expense	(5,838)	-
NET INCOME	$66,858	$13,510

Revenue. We generated revenues of $162,887 and $117,900 for the three months ended March 31, 2021 and 2020, respectively. The increase in revenue is attributable to the development of new business line in healthcare supplement products to meet with the pandemic demand.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2021, was $162,887, as compared to cost of revenue of $117,900 for the same period ended March 31, 2020. Cost of revenue increased primarily as a result of the increase in our business volume.

Gross Profit. We achieved a gross profit of $81,205 and $29,953 for the three months ended March 31, 2021, and 2020, respectively. The increase in gross profit is primarily attributable to the increasing market demand.

Operating Expenses. We incurred G&A expenses of $8,509 and $16,443 for the three months ended March 31, 2021, and 2020, respectively. The increase in G&A is primarily attributable to decrease professional, administrative and other fees.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2021 and 2020 was $5,838 and $0, respectively.

Net Income. During the three months ended March 31, 2021, we incurred a net income of $66,858, as compared to net income of $13,510 for the same period ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $46,755 and accounts receivable of $543,639. As of December 31, 2019, we had cash and cash equivalents of $31,380.

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$68,473	$2,907
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net Cash Provided By Operating Activities.

For the three months ended March 31, 2021, net cash provided by operating activities was $68,473 which consisted primarily of a net income of $66,858, an increase in depreciation of property, plant and equipment of $1,934 offset by a decrease in deferred tax liabilities of $319.

For the three months ended March 31, 2020, net cash provided by operating activities was $2,907, which consisted primarily of a net income of $13,510, an increase in depreciation of property, plant and equipment of $1,930 offset by a decrease in accrued expenses and other payables of $12,533.

Net Cash Used In Investing Activities.

For the three months ended March 31, 2021 and 2020, net cash used in investing activities was $0.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2021 and 2020, net cash provided by financing activities was $0.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Subsequent Events

None through the date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our Chief Executive Officer, who acts as both principal executive officer and principal financial officer, concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Series B Preferred Stock

On April 12, 2021, the Company designated a class of preferred stock titled, Series B Preferred Stock, with a par value of $0.001 per share, and consisting of one share. The Series B preferred carries voting rights equal to 110% of the total voting rights of the outstanding common stock and voting power of the Company, and has the right to appoint one director of the Company.

Additionally, the one share of Series B Preferred Stock contains protective provisions, which precludes the Company from taking the certain actions without the approval of the holder of the share of Series B Preferred Stock. More specifically, so long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Series B Preferred Stock, voting as a separate class:

(a)	amend the Articles of Incorporation or, unless approved by the Board of Directors, including by the Series B Director, amend the Company’s Bylaws;
(b)	change or modify the rights, preferences or other terms of the Series B Preferred Stock, or increase or decrease the number of authorized shares of Series B Preferred Stock;
(c)

reclassify or recapitalize any outstanding equity securities, or, unless approved by the Board of Directors, including by the Series B Director, authorize or issue, or undertake an obligation to authorize or issue, any equity securities or any debt securities convertible into or exercisable for any equity securities (other than the issuance of stock-options or securities under any employee option or benefit plan);

(d)	authorize or effect any transaction constituting a “Deemed Liquidation” under the Articles, or any other merger or consolidation of the Company;
(e)

increase or decrease the size of the Board of Directors as provided in the Bylaws of the Company or remove the Series B Director (unless approved by the Board of Directors, including the Series B Director);

(f)	declare or pay any dividends or make any other distribution with respect to any class or series of capital stock (unless approved by the Board of Directors, including the Series B Director);
(g)

redeem, repurchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any outstanding shares of capital stock (other than the repurchase of shares of Common Stock from employees, consultants or other service providers pursuant to agreements approved by the Board of Directors under which the Company has the option to repurchase such shares at no greater than original cost upon the occurrence of certain events, such as the termination of employment) (unless approved by the Board of Directors, including the Series B Director);

(h)

create or amend any stock option plan of the Company, if any (other than amendments that do not require approval of the stockholders under the terms of the plan or applicable law) or approve any new equity incentive plan;

(i)	replace the President and/or Chief Executive Officer of the Company (unless approved by the Board of Directors, including the Series B Director);
(j)	transfer assets to any subsidiary or other affiliated entity (unless approved by the Board of Directors, including the Series B Director);
(k)

issue, or cause any subsidiary of the Company to issue, any indebtedness or debt security, other than trade accounts payable and/or letters of credit, performance bonds or other similar credit support incurred in the ordinary course of business, or amend, renew, increase or otherwise alter in any material respect the terms of any indebtedness previously approved or required to be approved by the holders of the Series B Preferred Stock (unless approved by the Board of Directors, including the Series B Director);

(l)	modify or change the nature of the Company’s business;
(m)

acquire, or cause a Subsidiary of the Company to acquire, in any transaction or series of related transactions, the stock or any material assets of another person, or enter into any joint venture with any other person (unless approved by the Board of Directors, including the Series B Director); or

(n)

sell, transfer, license, lease or otherwise dispose of, in any transaction or series of related transactions, any material assets of the Company or any Subsidiary outside the ordinary course of business (unless approved by the Board of Directors, including the Series B Director).

Additionally, as long as any shares of Series B Preferred Stock remain outstanding, the holders of a majority of the shares of Series B Preferred Stock represented at a duly called special or annual meeting of such stockholders or by an action by written consent for that purpose shall be entitled to elect a special director to the board of directors.

Stock Purchase Agreement

On April 13, 2021, the Company entered into a Stock Purchase Agreement with Liao Zhicheng, the Company’s majority stockholder, pursuant to which the Company sold to Liao Zhicheng one share of Series B Preferred Stock in exchange for 3,000,000 shares of common stock of the Company. The Company anticipates cancelling and returning to its authorized capital stock the 3,000,000 shares of common stock purchased from Liao Zhicheng by May 31, 2021.

Risk Factor

Liao Zhicheng beneficially owns approximately or has the right to vote 100% of our Series B Preferred Stock, which counts for 110% of the total voting rights of the common stock. As a result, he has a controlling voting power in all matters submitted to our stockholders for approval including:

•	The election of our board of directors;
•	The amendment of our Articles of Incorporation or bylaws;
•	The adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, Liao Zhicheng is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by him could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Liao Zhicheng’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

2.1	Share Exchange Agreement (1)
3.1.1	Articles of Domestication (1)
3.1.2	Articles of Amendment (1)
3.1.3	Articles of Amendment to Articles of Domestication (2)
3.1.4	Articles of Amendment to Articles of Domestication (1)
3.1.5	Articles of Amendment for Certificate of Designation*
3.2	Bylaws (1)
10.1	Stock Purchase Agreement*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*+
101.SCH	XBRL Taxonomy Extension Schema Document*+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+

_____________

* Filed herewith

(1) Incorporated by reference to Registration Statement on Form 10 (File No. 000-56156), filed with the Securities and Exchange Commission on March 23, 2020.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 (File No. 00056156), filed with the Securities and Exchange Commission on April 23, 2020.

+ XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOVEA JEWELRY HOLDINGS, LTD.

Date: May 24, 2021	By:	/s/ Thomson Lee
	Name:	Thomson Lee
	Title:	Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

