Form 10-Q
period 2021-06-30
Fovea Jewelry Holdings Ltd.
filed 2021-08-31
CIK 850971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File No. 000-56156

FOVEA JEWELRY HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Wyoming	95-420242495
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Room 403 4/F, Phase 1 Austin Tower

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

As of August 20, 2021, there were approximately 8,099,119 shares of common stock, $0.001 par value per share, outstanding.

FOVEA JEWELRY HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Fovea Jewelry Holdings, Ltd., a Wyoming corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the stockholder voting control of the Company held by Liao Zhicheng, the possibility that equipment development efforts will not produces equipment that prospective customers want to purchase, the Company’s need for and ability to obtain additional financing, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FOVEA JEWELRY HOLDINGS, LTD

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current asset:
Accounts receivable	$254,347	$-
Cash and cash equivalents	697,347	832,151

Total current assets	951,694	832,151

Non-current asset:
Plant and equipment	24,469	28,378

TOTAL ASSETS	$976,163	$860,529

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payable	$10,296	$236
Deferred tax liabilities	4,037	4,682

Total current liabilities	14,333	4,918

TOTAL LIABILITIES	14,333	4,918

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no share issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Series A preferred stock, $0.001 par value,1,000,000 shares designated; 1,000,000 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	1,000	1,000
Series B preferred stock, $0.001 par value,1,000,000 shares designated; 1 and 0 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 8,099,119 and 10,199,119 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	8,099	10,199
Common stock to be issued	-	90
Additional paid-in capital	131,700	129,510
Accumulated other comprehensive loss	(17,236)	(10,591)
Retained earnings	838,267	725,403

Stockholders’ equity	961,830	855,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$976,163	$860,529

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020

REVENUE, NET	$305,286	$282,165	$468,173	$400,065

Cost of revenue	(244,873)	(245,176)	(326,555)	(333,123)

Gross profit	60,413	36,989	141,618	66,942

Operating expenses:
General and administrative expenses	(10,817)	(7,147)	(19,326)	(23,590)
Total operating expenses	(10,817)	(7,147)	(19,326)	(23,590)

INCOME BEFORE INCOME TAXES	49,596	29,842	122,292	43,352

Income tax expenses	(3,590)	638	(9,428)	638

NET INCOME	46,006	30,480	112,864	43,990

Other comprehensive income (loss):
– Foreign currency adjustment income (loss)	1,098	1,626	(6,645)	(16,351)

COMPREHENSIVE INCOME	47,104	32,106	$106,219	$27,639

Net income per share – Basic and Diluted	0.00	0.00	$0.01	$0.00

Weighted average common shares outstanding
– Basic and Diluted	9,747,471	10,199,119	10,315,141	10,161,039

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months ended June 30,
	2021	2020

Cash flow from operating activities:
Net income	$112,864	$43,990
Adjustments to reconcile net income to net cash generated from operating activities:
Depreciation of plant and equipment	3,865	3,866

Change in operating assets and liabilities:
Accounts receivable	(254,347)	-
Deferred tax liabilities	(645)	(638)
Accrued liabilities and other payables	10,060	(12,642)
Net cash (used in) generated from operating activities	(128,203)	34,576

Foreign currency translation adjustment	(6,601)	(16,491)

Net change in cash and cash equivalents	(134,804)	18,085

BEGINNING OF PERIOD	832,151	31,380

END OF PERIOD	$697,347	$49,465

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three and Six Months ended June 30, 2021 and 2020
	Series A preferred stock		Series B preferred stock			Common stock		Common stock	Additional		Accumulated other comprehensive		Total
	No. of shares	Amount	No. of shares	Amount		No. of shares	Amount	to be issued	paid-in capital		income (loss)	Retained earnings	stockholders’ equity

Balance as of January 1, 2020	1,000,000	$1,000	-	$		10,090,974	$10,091	$-	$		$369	$18,996	$30,526

Issuance of fractional shares	-	-	-		-	108,145	108	-			-	(108)	-
Foreign currency translation adjustment	-	-	-		-	-	-	-			(17,977)	-	(17,977)
Net income for the period	-	-	-		-	-	-	-			-	13,510	13,510

Balance as of March 31, 2020	1,000,000	$1,000	-		-	10,161,039	$10,161	$-	$		$(17,608)	$32,468	$26,059

Foreign currency translation adjustment	-	-				-	-	-		-	1,626	-	1,626
Net income for the period	-	-	-		-	-	-	-		-	-	30,480	30,480

Balance as of June 30, 2020	1,000,000	$1,000	-		$-	10,161,039	$10,161	$-		$-	$(15,982)	$62,498	$58,165

Balance as of January 1, 2021	1,000,000	$1,000	-		-	10,199,119	$10,199	$90		$129,510	$(10,591)	$725,403	$855,611

Shares issued to service providers	-	-	-		-	900,000	900	(90)		(810)	-	-	-
Foreign currency translation adjustment	-	-	-		-	-	-	-		-	(7,743)	-	(7,743)
Net income for the period	-	-	-		-	-	-	-		-	-	66,858	66,858

Balance as of March 31, 2021	1,000,000	$1,000	-		-	11,099,119	$11,099	$-		$128,700	$(18,334)	$792,261	$914,726

Issuance of preferred stock and cancellation of common stock	-	-	1		-	(3,000,000)	(3,000)			3,000	-	-	-
Foreign currency translation adjustment	-	-	-		-	-	-	-		-	1,098	-	1,098
Net income for the period	-	-	-		-	-	-	-		-	-	46,006	46,006

Balance as of June 30, 2021	1,000,000	$1,000	1		$-	8,099,119	$8,099	$-		$131,700	$(17,236)	$838,267	$961,830

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND ORGANIZATION

Fovea Jewelry Holdings, Ltd (the “Company” or “FJHL”) was originally founded on February 1, 2006 as Dycam, Inc. On March 4, 2019, the Company redomiciled from Nevada to Wyoming. Currently, the Company through its subsidiaries, mainly commenced to operate an online store to sell the quality jewelry at affordable prices on www.fovea-jewellery.com. The goal is to "Deliver A Better Living". All products selling on the online store are with great quality, natural, socially responsible and niche.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer's financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

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

Depreciation expense for the three months ended June 30, 2021 and 2020 were $1,935 and $1,933, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 were $3,865 and $3,866, respectively.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended June 30, 2021 and 2020.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Period-end HKD:US$ exchange rate	0.12878	0.12903
Period average HKD:US$ exchange rate	0.12885	0.12885

•	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the period ended June 30, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

•	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. In November 2018, the FASB issued ASU 2018-19, which makes certain improvements to Topic 326. In April and May 2019, the FASB issued ASUs 2019-04 and 2019-05, respectively, which adds codification improvements and transition relief for Topic 326. In November 2019, the FASB issued ASU 2019-10, which delays the effective date of Topic 326 for Smaller Reporting Companies to interim and annual periods beginning after December 15, 2022, with early adoption permitted. In November 2019, the FASB issued ASU 2019-11, which makes improvements to certain areas of Topic 326. In February 2020, the FASB issued ASU 2020-02, which adds an SEC paragraph, pursuant to the issuance of SEC Staff Accounting Bulletin No. 119, to Topic 326. Topic 326 is effective for the Company for fiscal years and interim reporting periods within those years beginning after December 15, 2022. Early adoption is permitted for interim and annual periods beginning December 15, 2019. The Company is currently evaluating the potential impact of adopting this guidance on the condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

On January 1, 2020, the Company adopted ASU No. 2018-13, “Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement”. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. Adoption of this ASU did not have a material effect on the condensed consolidated financial statements.

All new accounting pronouncements issued but not yet effective are not expected to have a material impact on our results of operations, cash flows or financial position with the exception of the updated previously disclosed above, there have been no new accounting pronouncements not yet effective that have significance to the condensed consolidated financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY

Authorized shares

As of June 30, 2021 and December 31, 2020, the Company’s authorized shares were 5,000,000 shares of preferred stock, with a par value of $0.001.

As of June 30, 2021 and December 31, 2020, the Company’s authorized shares were 2,000,000,000 shares of common stock, with a par value of $0.001.

Issued and outstanding shares

Common stock

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

As of June 30, 2021 and December 31, 2020, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

As of June 30, 2021 and December 31, 2020, the Company had 1 and 0 share of Series B preferred stock issued and outstanding, respectively.

As of June 30, 2021 and December 31, 2020, the Company had 8,099,119 and 10,199,119 shares of common stock issued and outstanding, respectively.

NOTE 4 – INCOME TAX

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2021	2020

Current tax	$10,066	$-
Deferred tax	(638)	(638)

Income tax expense	$9,428	$(638)

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

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

For the six months ended June 30, 2021 and 2020, there was no operation in the United States of America.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2021 And 2020 is as follows:

	Six months ended June 30,
	2021	2020

Income before income taxes	$122,292	$43,352
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	20,178	7,153
Tax effect of non-deductible items	638	106
Tax effect of tax holiday	(10,750)	(7,259)
Income tax expense	$10,066	$-

The following table sets forth the significant components of the deferred tax liabilities of the Company as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Deferred tax liabilities:
Accelerated depreciation	$(4,037)	$(4,682)

NOTE 5 – RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 6 – CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended June 30, 2021 and 2020, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended June 30, 2021			June 30, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$305,286	100%	Total:	$254,347

	Three months ended June 30, 2020			June 30, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$282,165	100%	Total:	$-

	Six months ended June 30, 2021			June 30, 2021
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$468,173	100%	Total:	$254,347

	Six months ended June 30, 2020			June 30, 2020
Customer	Revenues	Percentage of revenues		Accounts receivable

Customer A	$275,097	69%		$-
Customer B	46,515	12%		-

Total:	$321,612	81%	Total:	$-

All of the Company’s customers are located in Hong Kong.

(b) Major vendor

For the three and six months ended June 30, 2021, there was one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 100% of the Company’s operating cost with no accounts payable at June 30, 2021.

For the six months ended June 30, 2020, two venders represented more than 10% of the Company’s operating cost. These vendors accounted for 73% and 27%, respectively, of the Company’s operating cost with no accounts payable at June 30, 2020.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended June 30, 2020, one vender represented more than 10% of the Company’s operating cost. These vendors accounted for 100% of the Company’s operating cost with no accounts payable at June 30, 2020.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company has no material commitments or contingencies.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Results of Operations

Comparison of the three months ended June 30, 2021and June 30, 2020

The following table sets forth certain operational data for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Three months ended June 30,
	2021	2020

Revenue	$305,286	$282,165
Cost of revenue	(244,873)	(245,176)
Gross profit	60,413	36,989
Operating Expenses	(10,807)	(7,147)
Income from operations	49,596	29,842
Income tax expense	(3,590)	638
NET INCOME	$46,006	$30,480

Revenue. We generated revenues of $305,286 and $282,165 for the three months ended June 30, 2021 and 2020, respectively. The increase in revenue is attributable to the increase in market demand.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2021, was $244,873, as compared to cost of revenue of $245,176 for the same period ended June 30, 2020. Cost of revenue decreased primarily as a result of the decrease in cost price.

Gross Profit. We achieved a gross profit of $60,413 and $36,989 for the three months ended June 30, 2021, and 2020, respectively. The increase in gross profit is primarily attributable to the increasing market demand.

Operating Expenses. We incurred G&A expenses of $10,807 and $7,147 for the three months ended June 30, 2021, and 2020, respectively. The increase in G&A is primarily attributable to increase professional, administrative and other fees.

Income Tax Expense. Our income tax expenses for the three months ended June 30, 2021 was $3,590 and an income tax credit of $638 for the three months ended June 30, 2020.

Net Income. During the three months ended June 30, 2021, we incurred a net income of $46,006, as compared to net income of $30,480 for the same period ended June 30, 2020.

Comparison of the six months ended June 30, 2021and June 30, 2020

	Six months ended June 30,
	2021	2020

Revenue	$468,173	$400,065
Cost of revenue	(326,555)	(333,123)
Gross profit	141,618	66,942
Operating Expenses	(19,326)	(23,590)
Income from operations	122,292	43,352
Income tax (expense) credit	(9,428)	638
NET INCOME	$112,864	$43,990

Revenue. We generated revenues of $468,173 and $400,065 for the six months ended June 30, 2021 and 2020, respectively. The increase in revenue is attributable to the increase in market demand.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2021, was $326,555, as compared to cost of revenue of $333,123 for the same period ended June 30, 2020. Cost of revenue decreased primarily as a result of the decrease in cost price.

Gross Profit. We achieved a gross profit of $141,618 and $66,942 for the six months ended June 30, 2021, and 2020, respectively. The increase in gross profit is primarily attributable to the increasing market demand.

Operating Expenses. We incurred G&A expenses of $19,326 and $23,5903 for the six months ended June 30, 2021, and 2020, respectively. The decrease in G&A is primarily attributable to decrease professional, administrative and other fees.

Income Tax Expense. Our income tax expenses for the six months ended June 30, 2021 was $9,428 and an income tax credit of $638 for the six months ended June 30, 2021.

Net Income. During the six months ended June 30, 2021, we incurred a net income of $112,864, as compared to net income of $43,990 for the same period ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $697,347 and accounts receivable of $254,347. As of December 31, 2020, we had cash and cash equivalents of $832,151.

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(128,203)	$34,576
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net Cash (Used In) Provided By Operating Activities.

For the six months ended June 30, 2021, net cash used in operating activities was $128,203 which consisted primarily of a net income of $112,864, an increase in depreciation of property, plant and equipment of $3,865, an increase in accounts receivable of $254,347, an increase in accrued expenses and other payables of $10,06 and offset by a decrease in deferred tax liabilities of $645.

For the six months ended June 30, 2020, net cash provided by operating activities was $34,576, which consisted primarily of a net income of $43,990, an increase in depreciation of property, plant and equipment of $3,866 offset by a decrease in accrued expenses and other payables of $12,642 and a decrease in deferred tax liabilities of $638.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2021 and 2020, net cash used in investing activities was $0.

Net Cash Provided By Financing Activities.

For the six months ended June 30, 2021 and 2020, net cash provided by financing activities was $0.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our Chief Executive Officer, who acts as both principal executive officer and principal financial officer, concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

2.1	Share Exchange Agreement (1)
3.1.1	Articles of Domestication (1)
3.1.2	Articles of Amendment (1)
3.1.3	Articles of Amendment to Articles of Domestication (2)
3.1.4	Articles of Amendment to Articles of Domestication (1)
3.1.5	Articles of Amendment for Certificate of Designation (3)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).+
101.SCH	Inline XBRL Taxonomy Extension Schema Document.+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.+
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).+

_____________

(1) Incorporated by reference to Registration Statement on Form 10 (File No. 000-56156), filed with the Securities and Exchange Commission on March 23, 2020.

(2) Incorporated by reference to Amendment No. 1 to Registration Statement on Form 10 (File No. 00056156), filed with the Securities and Exchange Commission on April 23, 2020.

(3) Incorporated by reference to Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 24, 2021.

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

FOVEA JEWELRY HOLDINGS, LTD.

Date: August 31, 2021	By:	/s/ Thomson Lee
	Name:	Thomson Lee
	Title:	Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

