Form 10-Q
period 2021-09-30
Fovea Jewelry Holdings Ltd.
filed 2021-11-22
CIK 850971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

______________________________________________________________

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

As of September 30, 2021, there were approximately 8,099,119 shares of common stock, $0.001 par value per share, outstanding.

FOVEA JEWELRY HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FOVEA JEWELRY HOLDINGS, LTD

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$956,572	$832,151

Total current assets	956,572	832,151

Non-current asset:
Plant and equipment	22,474	28,378

TOTAL ASSETS	$979,046	$860,529

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payable	$10,887	$236
Deferred tax liabilities	3,708	4,682

Total current liabilities	14,595	4,918

TOTAL LIABILITIES	14,595	4,918

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no share issued and outstanding as of September 30, 2020 and December 31, 2020	-	-
Series A preferred stock, $0.001 par value,1,000,000 shares designated; 1,000,001 and 1,000,000 issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	1,000	1,000
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 8,099,119 and 10,199,119 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	8,099	10,199
Common stock to be issued	-	90
Additional paid-in capital	131,700	129,510
Accumulated other comprehensive loss	(19,820)	(10,591)
Retained earnings	843,472	725,403

Stockholders’ equity	964,451	855,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$979,046	$860,529

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020

REVENUE, NET	$97,651	$542,900	$565,824	$942,965

Cost of revenue	(81,348)	(271,443)	(407,903)	(604,566)

Gross profit	16,303	271,457	157,921	338,399

Operating expenses:
General and administrative expenses	(10,803)	(8,630)	(30,129)	(32,220)
Total operating expenses	(10,803)	(8,630)	(30,129)	(32,220)

INCOME BEFORE INCOME TAXES	5,500	262,827	127,792	306,179

Income tax expenses	(295)	(22,312)	(9,723)	(21,674)

NET INCOME	5,205	240,515	118,069	284,505

Other comprehensive income (loss):
– Foreign currency adjustment income (loss)	(2,584)	326	(9,229)	(16,025)

COMPREHENSIVE INCOME	$2,621	$240,841	$108,840	$268,480

Net income per share – Basic and Diluted	$0.00	$0.02	$0.01	$0.03

Weighted average common shares outstanding
– Basic and Diluted	8,099,119	10,161,039	9,568,350	10,161,039

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months ended September 30,
	2021	2020

Cash flow from operating activities:
Net income	$118,069	$284,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	5,794	5,798

Change in operating assets and liabilities:
Accounts receivable	-	(543,639)
Deferred tax liabilities	(974)	(3,431)
Accounts payable	-	271,812
Accrued liabilities and other payables	10,651	14,456

Net cash provided by operating activities	133,540	29,501

Cash flows from financing activities:
Amount due to a director	-	2,062

Net cash provided by financing activities	-	2,062

Foreign currency translation adjustment	(9,119)	(16,188)

Net change in cash and cash equivalents	115,302	15,375

BEGINNING OF PERIOD	832,151	31,380

END OF PERIOD	$956,572	$46,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three and Nine Months ended September 30, 2021 and 2020
	Series A preferred stock		Series B preferred stock			Common stock		Common stock	Additional		Accumulated other		Total
	No. of shares	Amount	No. of shares	Amount		No. of shares	Amount	to be issued	paid-in capital		comprehensive income (loss)	Retained earnings	stockholders’ equity

Balance as of January 1, 2020	1,000,000	$1,000	-	$		10,090,974	$10,091	$-	$		$369	$18,996	$30,526

Issuance of fractional shares	-	-	-		-	108,145	108	-			-	(108)	-
Foreign currency translation adjustment	-	-	-		-	-	-	-			(17,977)	-	(17,977)
Net income for the period	-	-	-		-	-	-	-			-	13,510	13,510

Balance as of March 31, 2020	1,000,000	$1,000	-		-	10,161,039	$10,161	$-	$		$(17,608)	$32,468	$26,059

Foreign currency translation adjustment	-	-				-	-	-		-	1,626	-	1,626
Net income for the period	-	-	-		-	-	-	-		-	-	30,480	30,480

Balance as of June 30, 2020	1,000,000	$1,000	-		$-	10,161,039	$10,161	$-		$-	$(15,982)	$62,498	$58,165

Foreign currency translation adjustment	-	-	-		-	-	-	-		-	326	-	326
Net income for the period	-	-	-		-	-	-	-		-	-	240,515	240,515

Balance as of September 30, 2020	1,000,000	$1,000	-		$-	10,161,039	$10,161	$-		$-	$(15,656)	$303,463	$299,006

Balance as of January 1, 2021 (Audited)	1,000,000	$1,000	-		-	10,199,119	$10,199	$90		$129,510	$(10,591)	$725,403	$855,611

Shares issued to service providers	-	-	-		-	900,000	900	(90)		(810)	-	-	-
Foreign currency translation adjustment	-	-	-		-	-	-	-		-	(7,743)	-	(7,743)
Net income for the period	-	-	-		-	-	-	-		-	-	66,858	66,858

Balance as of March 31, 2021	1,000,000	$1,000	-		-	11,099,119	$11,099	$-		$128,700	$(18,334)	$792,261	$914,726

Issuance of preferred stock and cancellation of common stock	-	-	1		-	(3,000,000)	(3,000)			3,000	-	-	-
Foreign currency translation adjustment	-	-	-		-	-	-	-		-	1,098	-	1,098
Net income for the period	-	-	-		-	-	-	-		-	-	46,006	46,006

Balance as of June 30, 2021	1,000,000	1,000	1		-	8,099,119	8,099	-		131,700	(17,236)	838,267	961,830

Foreign currency translation adjustment	-	-	-		-	-	-	-		-	(2,584)	-	(2,584)
Net income for the period	-	-	-		-	-	-	-		-	-	5,205	5,205

Balance as of September 30, 2021	1,000,000	$1,000	1		$-	8,099,119	$8,099	$-		$131,700	$(19,820)	$843,472	$964,451

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

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms, generally 30 to 90 days from completion of service. Credit is extended based on evaluation of a customer’s financial condition, the customer credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. At the end of fiscal year, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts.

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

Depreciation expense for the three months ended September 30, 2021 and 2020 were $1,929 and $1,932, respectively.

Depreciation expense for the nine months ended September 30, 2021 and 2020 were $5,794 and $5,798, respectively.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the nine months ended September 30, 2021 and 2020.

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

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The reporting currency of the Company is United States Dollar (“US$”) and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

	September 30, 2021	September 30, 2020
Period-end HKD:US$ exchange rate	0.12843	0.12903
Period average HKD:US$ exchange rate	0.12876	0.12885

•	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the period ended September 30, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

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

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes.” The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. Depending on the amended guidance within this standard, adoption is to be applied on a retrospective, modified retrospective or prospective basis. The Company adopted this standard effective January 1, 2021, and the adoption did not have a material effect on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The new guidance clarifies the interactions between accounting standards that apply to equity investments without readily determinable fair values. Specifically, it addresses the accounting for the transition into and out of the equity method. The Company adopted this standard effective January 1, 2021 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 3 STOCKHOLDERS’ EQUITY

Authorized shares

As of September 30, 2021 and December 31, 2020, the Company’s authorized shares were 5,000,000 shares of preferred stock, with a par value of $0.001.

As of September 30, 2021 and December 31, 2020, the Company’s authorized shares were 2,000,000,000 shares of common stock, with a par value of $0.001.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2021 and December 31, 2020, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

As of September 30, 2021 and December 31, 2020, the Company had 1 and 0 share of Series B preferred stock issued and outstanding respectively.

As of September 30, 2021 and December 31, 2020, the Company had 8,099,119 and 10,199,119 shares of common stock issued and outstanding, respectively.

NOTE – 4 INCOME TAX

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2021	2020

Current tax	$10,679	$25,129
Deferred tax	(956)	(3,455)

Income tax expense	$9,723	$21,674

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

For the nine months ended September 30, 2021 and 2020, there was no operation in the United States of America.

BVI

Under the current BVI law, the Company is not subject to tax on income.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine months ended September 30,
	2021	2020

Income before income taxes	$127,792	$306,179
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	21,086	50,519
Tax effect of non-deductible items	637	956
Tax effect of tax holiday	(11,044)	(26,346)
Income tax expense	$10,679	$25,129

The following table sets forth the significant components of the deferred tax liabilities of the Company as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Deferred tax liabilities:
Accelerated depreciation	$(3,708)	$(4,682)

NOTE – 5 RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 6 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended September 30, 2021, there is one single customer who accounts for 100% of the Company’s revenues totaling $97,651.

For the three months ended September 30, 2020, there is one single customer who accounts for 100% of the Company’s revenues totaling $542,900 and its outstanding receivable balances of $543,639 as at period-end date.

For the nine months ended September 30, 2021, there is one single customer who accounts for 100% of the Company’s revenues totaling $565,824.

For the nine months ended September 30, 2020, there is one single customer who accounts for 87% or more of the Company’s revenues totaling $818,008 and its outstanding receivable balances of $543,639 as at period-end date.

All of the Company’s customers are located in Hong Kong.

(b) Major vendor

For the three months ended September 30, 2021, there is one single vendor who accounts for 100% of the Company’s purchases totaling $81,348.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

For the three months ended September 30, 2020, there is one single customer who accounts for 100% of the Company’s purchases totaling $271,443 and its outstanding receivable balances of $271,812 as at period-end date.

For the nine months ended September 30, 2021, there is one single customer who accounts for 100% of the Company’s purchases totaling $407,903.

	Nine months ended September 30, 2020			September 30, 2020
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendors B	$515,657	85%		$271,812
Vendors C	88,909	15%		-

Total:	$604,566	100%	Total:	$271,812

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

NOTE – 7 COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

NOTE – 8 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and September 30, 2020

The following table sets forth certain operational data for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Three months ended September 30,
	2021	2020

Revenue	$97,651	$542,900
Cost of revenue	(81,348)	(271,443)
Gross profit	16,303	271,457
Operating Expenses	(10,803)	(8,630)
Income from operations	5,500	262,827
Income tax expense	(295)	(22,312)
NET INCOME	$5,205	$240,515

Revenue. We generated revenues of $97,651 and $542,900 for the three months ended September 30, 2021 and 2020, respectively. The decrease in revenue is attributable to the decrease in market demand.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2021, was $81,348, as compared to cost of revenue of $271,443 for the same period ended September 30, 2020. Cost of revenue decreased primarily as a result of the decrease in market demand.

Gross Profit. We achieved a gross profit of $16,303 and $271,457 for the three months ended September 30, 2021, and 2020, respectively. The decrease in gross profit is primarily attributable to the decreasing market demand.

Operating Expenses. We incurred G&A expenses of $10,803 and $8,630 for the three months ended September 30, 2021, and 2020, respectively. The increase in G&A is primarily attributable to increase professional, administrative and other fees.

Income Tax Expense. Our income tax expenses for the three months ended September 30, 2021 and 2020 were $295 and $22,312, respectively.

Net Income. During the three months ended September 30, 2021, we incurred a net income of $5,205, as compared to net income of $240,515 for the same period ended September 30, 2020.

Comparison of the nine months ended September 30, 2021 and September 30, 2020

	Nine months ended September 30,
	2021	2020

Revenue	$565,824	$942,965
Cost of revenue	(407,903)	(604,566)
Gross profit	157,921	338,399
Operating Expenses	(30,129)	(32,220)
Income from operations	127,792	306,179
Income tax expense	(9,723)	(21,674)
NET INCOME	$118,069	$284,505

Revenue. We generated revenues of $565,824 and $942,965 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in revenue is attributable to the decrease in market demand.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2021, was $407,903, as compared to cost of revenue of $604,566 for the same period ended September 30, 2020. Cost of revenue decreased primarily as a result of the decrease in market demand.

Gross Profit. We achieved a gross profit of $157,921 and $338,399 for the nine months ended September 30, 2021, and 2020, respectively. The decrease in gross profit is primarily attributable to the decreasing market demand.

Operating Expenses. We incurred G&A expenses of $30,129 and $32,220 for the nine months ended September 30, 2021, and 2020, respectively. The decrease in G&A is primarily attributable to decrease professional, administrative and other fees.

Income Tax Expense. Our income tax expenses for the nine months ended September 30, 2021 and 2020 were $9,723 and $21,674, respectively.

Net Income. During the nine months ended September 30, 2021, we incurred a net income of $118,069, as compared to net income of $284,505 for the same period ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $956,572. As of December 31, 2020, we had cash and cash equivalents of $832,151.

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$133,540	$29,501
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$2,062

Net Cash Provided By Operating Activities.

For the nine months ended September 30, 2021, net cash provided by operating activities was $133,540 which consisted primarily of a net income of $118,069, depreciation of property, plant and equipment of $5,794, an increase in income tax payables of $10,651 and offset by a decrease in deferred tax liabilities of $974.

For the nine months ended September 30, 2020, net cash provided by operating activities was $29,501, which consisted primarily of a net income of $284,505, depreciation of property, plant and equipment of $5,798, an increase in accounts receivable of $543,639, an increase in accounts payable of $271,812, an increase in income tax payable of $25,164, offset by a decrease in accrued expenses and other payables of $10,708 and a decrease in deferred tax liabilities of $3,431.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $0.

Net Cash Provided By Financing Activities.

For the nine months ended September 30, 2021, net cash provided by financing activities was $0.

For the nine months ended September 30, 2020, net cash provided by financing activities was $2,062, which primarily consisted of advances from a director.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our Chief Executive Officer, who acts as both principal executive officer and principal financial officer, concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2021.

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

ITEM 6. EXHIBITS.

(a) Exhibits required by Item 601 of Regulation SK.:

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).*+
101.SCH	Inline XBRL Taxonomy Extension Schema Document*+
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*+
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*+
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*+
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*+
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*+

_____________

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

FOVEA JEWELRY HOLDINGS, LTD.

Date: November 22, 2021	By:	/s/ Thomson Lee
	Name:	Thomson Lee
	Title:	Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

