Form 10-K
period 2021-12-31
Fovea Jewelry Holdings Ltd.
filed 2022-04-29
CIK 850971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $10,123,899.

As of April 7, 2022, there were 8,099,119 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Since December 1, 2021, the Company extended its retail distribution in China and delivered its precious stone products to a retailer on a consignment basis.  As more Chinese are buying luxury products like Jade - most popular precious stone, which has in recent years experienced a double digit growth. Demand for Jade is driven almost entirely by the Chinese market. At the top end of this kind of precious stone, it can be worth more than gold. Investment into raw stone can be a very good medium term buy sell process. Pandemic allow us to get better bargain on lot size inventory too.

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

Summary Financial Information

The tables and information below are derived from our audited financial statements as of December 31, 2021.

December 31, 2021
Financial Summary
Cash and Cash Equivalents	$1,372
Total Assets	724,867
Total Liabilities	78,120
Total Stockholders’ Equity	$664,747

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

We maintain an online store at fovea-jewellery.com for the sale of our diamonds and jewelry.  However, to better utilise the online platform, since 2021, we are in the process of upgrading the software application and logistics and expected to be available in 3rd or 4th quarter of 2022. Overseas resellers are the major resources for the sale an distribution of our products under travelling restrictions currently during 2021.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTCPink tier of the OTC Markets Group Inc., under the symbol “FJHL.” On March 31, 2022, the closing bid price on the OTCPink tier for our common stock was $2.60.

Holders

As of April 7, 2022, there were 8,099,119 shares of common stock issued and outstanding held by approximately 1,180 stockholders of record, 1,000,000 shares of Series A Preferred Stock issued and outstanding, held by one stockholder of record, Jianmin Zhang and 1 shares of Series B Preferred Stock issued and outstanding, held by one stockholder of record, Thomson Lee.

Dividends

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities

There are no unreported sales of equity securities at December 31, 2021.

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

As of December 31, 2021, 100,000 shares are not issued under the Plan.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiaries for the fiscal years ended December 31, 2021, and 2020. The discussion and analysis that follows should be read together with the section entitled “Cautionary Note Concerning Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Results of Operations

We are not required to obtain permission from the Chinese authorities to operate or to issue securities to foreign investors.

We are at a development stage company and reported a net loss of $70,520 and a net income of $706,445 for the years ended December 31, 2021 and 2020, respectively. We had current assets of $832,598 and current liabilities of $78,120 as of December 31, 2021. As of December 31, 2020, our current assets and current liabilities were $832,151 and $4,918, respectively.

The success of our business strategy is dependent in part upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included advance from shareholders and affiliates. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Comparison of the years ended December 31, 2021 and December 31, 2020

The following table sets forth certain operational data for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2020	2019
Revenues	$598,486	$2,017,343
Cost of revenue	(435,269)	(1,141,823)
Gross profit	163,217	875,520
Total operating expenses	(235,027)	(170,351)
(Loss) Income before Income Taxes	(71,810)	705,169
Income tax benefit	1,271	1,276
Net (loss) income	(70,539)	706,445

Revenue. We generated revenues of $598,486 and $2,017,343 for the years ended December 31, 2021 and 2020. The decrease in revenue is attributable to the reduction in business volume due to the continuing pandemic effect.

During the year ended December 31, 2021, the following customers accounted for 10% or more of our total net revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)

Hu Cheng Jewellery (HK) Limited	$598,486	100%	-

Total:	$598,486	100%	-

During the year ended December 31, 2020, there was no single customer who accounted for 10% or more of our total net revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)

Hu Cheng Jewellery (HK) Limited	$1,892,306	94%	-

Total:	$1,892,306	94%	-

Cost of Revenue. Cost of revenue for the year ended December 31, 2021, was $435,269, and as a percentage of net revenue, approximately 72.7%. Cost of revenue for the year ended December 31, 2020, was $1,141,823, and as a percentage of net revenue, approximately 59.3%. Cost of revenue decreased primarily as a result of the decrease in our business volume.

During the year ended December 31, 2021, the following suppliers accounted for 10% or more of our total cost of revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)

Erica Jewellery Company Limited	$435,269	100%	-

Total:	$435,269	100%	-

During the year ended December 31, 2020, the following suppliers accounted for 10% or more of our total cost of revenues:

	Revenues (US$)	Percentages of Revenues	Accounts Receivable (US$)

Erica Jewellery Company Limited	$1,052,857	92%	-

Total:	$1,052,857	92%	-

Gross Profit. We achieved a gross profit of $163,217 and $875,520 for the years ended December 31, 2021 and 2020, respectively. The decrease in gross profit is primarily attributable to the market downsize trend and weak economy under pandemic period.

Operating Expenses. We incurred operating expenses of $235,027 and $170,351 for the years ended December 31, 2021 and 2020, respectively. Operating expenses for the year ended December 31, 2021 consisted of sale and marketing of $145,100 and general and administrative expense of $89,927. The increase in general and administrative expenses is attributable to more spending in marketing campaign of $76,923 and consignment fee of $68,177 for the development and distribution of retailed shops in China.

Income Tax Credit (Expense). Our income tax credit for the year ended December 31, 2021 and 2020 were $1,271 and $1,276, respectively.

Net (Loss) Income. As a result of the above, we incurred a net loss of $70,539 and a net income of $706,445 for the years ended December 31, 2021 and 2020, respectively. The decrease in net income is primarily attributable to the decrease in our business volume and more expenditure in sale and marketing activities to extend the distribution network in China.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $1,372, inventories of $731,038 and amount due from a shareholder of $100,188.

As of December 31, 2020, we had cash and cash equivalents of $832,151.

We expect to incur significantly greater expenses in the near future as we expand our business or enter into strategic partnerships. We also expect our business development, sales and marketing expenses to increase as we enhance our retailing distribution network and spend more efforts in building up customers and community and incur additional costs in investors and partnerships relationship for long-term corporate development in China.

During the year, we did not pay dividends on our Common Stock. Our present policy is to apply cash to investments in business development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

We believe that our current cash and other sources of liquidity discussed below are adequate to support general operations for at least the next 12 months.

	Years ended December 31,
	2021	2020
Net cash (used in) provided by operating activities	$(720,669)	$811,862
Net cash used in investing activities	-	-
Net cash used in financing activities	(100,070)	-

Net Cash (Used in) Provided by Operating Activities.

For the year ended December 31, 2021, net cash used in operating activities was $720,669, which consisted primarily of net loss of $70,539, depreciation of plant and equipment of $7,704, an increase in inventories of $731,038, an increase in accrued liabilities and other payables of $74,500 and a decrease in deferred tax liabilities of $1,296.

For the year ended December 31, 2020, net cash provided by operating activities was $811,862, which consisted primarily of a net income of $706,445, depreciation of plant and equipment of $7,736, stock-based compensation for services of $129,600, offset by an increase in accrued liabilities and other payables of $30,643 and an increase in deferred tax liabilities of $1,276.

Net Cash Used In Investing Activities.

For the year ended December 31, 2021, there is no net cash used in investing activities.

For the year ended December 31, 2020, there is no net cash used in investing activities.

Net Cash Used in Financing Activities.

For the year ended December 31, 2021, net cash used in financing activities was $100,070, which consisted primarily of advance to a shareholder of $100,070.

For the year ended December 31, there is no net cash used in financing activities.

Material Cash Requirements

We have not achieved profitability in 2021 and we expect to continue to incur net losses for the foreseeable future. We expect net cash expended in 2022 to be significantly higher than 2021. Our material cash requirements are highly dependent upon the additional financial support from our major shareholders in the next 12 - 18 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Fovea Jewelry Holdings Ltd.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of Fovea Jewelry Holdings, LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fovea Jewelry Holdings, Ltd and its subsidiaries (the ‘Company’) as of December 31, 2021, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

OLAYINKA OYEBOLA & CO.

 (Chartered Accountants)

We have served as the Company’s auditor since April 2022.

April 29th, 2022.

Lagos, Nigeria

TOTAL ASIA ASSOCIATES PLT (AF002128 & LLP0016837-LCA) A Firm registered with US PCAOB and Malaysian MIA Block C-3-1, Megan Avenue 1, 189, Off Jalan Tun Razak, 50400, Kuala Lumpur. Tel: (603) 2733 9989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Director and Stockholder of

FOVEA JEWELRY HOLDINGS, LTD

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fovea Jewelry Holdings, Ltd and its subsidiaries (the ‘Company’) as of December 31, 2020, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Kuala Lumpur, Malaysia

March 26, 2021

 FOVEA JEWELRY HOLDINGS, LTD

CONSOLIDATED BALANCE SHEETS

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31,
	2021	2020

ASSETS
Current asset:
Cash and cash equivalents	$1,476	$832,151
Amount due from a shareholder	100,188	-
Inventories	731,038	-

Total current assets	832,584	832,151

Non-current asset:
Plant and equipment, net	20,521	28,378

TOTAL ASSETS	$853,105	$860,529

LIABILTIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued liabilities	$74,500	$-
Income tax payable	234	236
Deferred tax liabilities	3,386	4,682

Total current liabilities	78,120	4,918

TOTAL LIABILITIES	78,120	4,918

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized	-	-
Series A preferred stock, $0.001 par value,1,000,000 shares designated; 1,000,000 issued and outstanding, as of December 31, 2021 and 2020	1,000	1,000
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 8,099,119 and 10,199,119 shares issued and outstanding as of December 31, 2021 and 2020, respectively	8,099	10,199
Common stock to be issued	-	90
Additional paid-in capital	131,700	129,510
Accumulated other comprehensive loss	(20,678)	(10,591)
Retained earnings	654,864	725,403

Shareholders’ equity	774,985	855,611
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	853,105	$860,529

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Revenue, net	$598,486	$2,017,343

Cost of revenue	(435,269)	(1,141,823)

Gross profit	163,217	875,520

Operating expenses:
Sale and marketing	145,100	9,670
General and administrative expenses	89,927	160,681
Total operating expenses	235,027	170,351

(LOSS) INCOME BEFORE INCOME TAXES	(71,810)	705,169

Income tax expense	1,271	1,276

NET (LOSS) INCOME	(70,539)	706,445

Other comprehensive loss:
– Foreign currency adjustment loss	(10,087)	(10,960)

COMPREHENSIVE (LOSS) INCOME	$(80,626)	$695,485

Net (loss) income per share
– Basic and Diluted	$(0.01)	$0.07

Weighted average common shares outstanding
– Basic and Diluted	9,198,023	10,184,831

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(70,539)	$706,445
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation of plant and equipment	7,704	7,736
Stock-based compensation for services	-	129,600

Change in operating assets and liabilities:
Inventories	(731,038)	-
Accrued liabilities and other payables	74,500	(30,643)
Deferred tax liabilities	(1,296)	(1,276)
Net cash (used in) provided by operating activities	(720,669)	811,862

Cash flows from financing activities
Advance to a shareholder	(100,070)	-
Net cash used in financing activities	(100,070)	-

Foreign currency translation adjustment	(9,936)	(11,091)

Net change in cash and cash equivalents	(830,675)	800,771

BEGINNING OF YEAR	832,151	31,380

END OF YEAR	$1,476	$832,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Series A Preferred Stock		Series B Preferred Stock		Common stock		Shares	Additional	Accumulated other comprehensive		Total
	No. of shares	Amount	No. of shares	Amount	No. of shares	Amount	to be issued	paid-in capital	income (loss)	Retained earnings	shareholders’ equity

Balance as of January 1, 2020	1,000,000	$1,000	-	$-	10,090,974	$10,091	$-	$-	$369	$19,066	$30,526

Issuance of fractional shares ##	-	-	-	-	108,145	108	-	-	-	(108)	-
Issuance of shares for service rendered		-	-	-			90	129,510	-	-	129,600
Foreign currency translation adjustment	-	-	-		-	-	-	-	(10,960)	-	(10,960)
Net income for the year	-	-	-	-	-	-	-	-	-	706,445	706,445

Balance as of December 31, 2020	1,000,000	$1,000	-	$-	10,199,119	$10,199	$90	$129,510	$(10,591)	$725,403	$855,611

Balance as of January 1, 2021	1,000,000	$1,000	-	$-	10,199,119	$10,199	$90	129,510	$(10,591)	$725,403	$855,611

Shares issued for prior services	-	-	-	-	900,000	900	(90)	(810)	-	-	-
Cancellation of common stock	-	-	-		(3,000,000)	(3,000)	-	3,000	-	-	-
Issuance of preferred stock	-	-	1	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(10,087)	-	(10,087)
Net loss for the year	-	-	-	-	-	-	-	-	-	(70,539)	(70,539)

Balance as of December 31, 2021	1,000,001	$1,000	1	$-	8,099,119	$8,099	$-	$131,700	$(20,678)	$654,864	$774,985

## Post a 1-for-10,000 reverse stock split effective on March 6, 2020

 See accompanying notes to consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Currently, the Company through its subsidiaries, mainly commenced to operate an online store to sell the quality jewelry at affordable prices on www.fovea-jewellery.com. The goal is to "Deliver A Better Living". All products selling on the online store are with great quality, natural, socially responsible and niche. Since December 1, 2021, the Company extended its retail distribution in China and delivered its precious stone products to a retailer on a consignment basis.

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

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of registered/ paid up share capital	Effective interest held

Fovea International Holdings Limited	British Virgin Islands	Investment holding	100 ordinary shares at par value of US$1	100%

Fovea Jewellery Holdings Limited	Hong Kong	Sales and marketing in Hong Kong	1 ordinary share for HK$1	100%

Gold Shiny International Limited	British Virgin Islands	Investment holding	115 ordinary shares at par value of US$1	100%

Gold Shiny (Asia) Limited	Hong Kong	Sales and marketing in Hong Kong	1 ordinary share for HK$1	100%

3 Shopper Limited	Hong Kong	Sales and marketing in Hong Kong	1 ordinary share for HK$1	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

•	Inventories

Inventories are stated at the lower of cost or market value (net realizable value), cost being determined on a first-in-first-out method. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2021 and 2020, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

The Company adopted Accounting Standards Codification (“ASC”) 606 – Revenue from Contracts with Customers” (“ASC 606”).

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Under ASC 606, a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under the standard, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Majority of the Company's income is derived from contracts with customers in the sale of diamond and jewelry products, and as such, the revenue recognized depicts the transfer of promised goods or services to its customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company considers the terms of the contract and all relevant facts and circumstances when applying this guidance. The Company’s revenue recognition policies are in compliance with ASC 606, as follows:

Product sales consist of a single performance obligation that the Company satisfies at a point in time. The Company recognizes product revenue when the following events have occurred: (a) the Company has transferred physical possession of the products, depending upon the method of distribution and shipping terms set forth in the customer contract, (b) the Company has a present right to payment, (c) the customer has legal title to the products, and (d) the customer bears significant risks and rewards of ownership of the products.

For these sales, the Company determined that the customer is able to direct the use of and obtain substantially all of the benefits from, the products at the time the products are delivered.

•	Cost of revenue

Cost of revenue consists primarily of the purchase cost of diamond and jewelry products, which are directly attributable to the sales of products.

•	Income taxes

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the year ended December 31, 2021 and 2020.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company is operating in Hong Kong and maintains its books and record in its local currency, Hong Kong Dollars (“HKD”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiary whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from HKD into US$ has been made at the following exchange rates for the years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Year-end HKD:US$ exchange rate	0.12825	0.12899
Annualized average HKD:US$ exchange rate	0.12841	0.12894

•	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the years ended December 31, 2021 and 2020, the Company operates in one reportable operating segment in Hong Kong.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service are provided.

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

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s financial statements or disclosures.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

3.	INVENTORIES

Inventories consisted of the following:

	As of December 31,
	2021	2020

Precious stones held by third party	$731,038	$-

As of December 31, 2021, these precious stones are held by a third party on a consignment basis in China.

4.	PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2021	2020

Computer equipment, at cost	$175,979	$175,979
Less: accumulated depreciation	(155,447)	(147,743)
Foreign translation difference	(11)	142
	$20,521	$28,378

Depreciation expense for the years ended December 31, 2021 and 2020 were $7,704 and $7,736, respectively.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Authorized shares

The Company was authorized to issue 5,000,000 shares of Preferred Stock at par value of $0.001.

As of December 31, 2021 and 2020, the Company designated and issued 1,000,000 and 1,000,000 shares of Series A preferred stock issued and outstanding.

Issued and outstanding shares

On February 23, 2021, the Company designated a class of preferred stock titled, Series B Preferred Stock, with a par value of $0.001 per share, and consisting of one share. The Series B preferred carries voting rights equal to 110% of the total voting rights of the outstanding common stock and voting power of the Company, and has the right to appoint one director of the Company.

As of December 31, 2021 and 2020, the Company designated and issued 1 and 0 share of Series B preferred stock issued and outstanding.

Common Stock

Authorized shares

The Company was authorized to issue 2,000,000,000 shares of common stock at par value of $0.001.

Issued and outstanding shares

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

On January 22, 2021, the Company completed the issuance of 900,000 shares of its common stock to six individuals of consultants and service providers for their services rendered to the Company.

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

As of December 31, 2021 and 2020, the Company had 8,099,199 and 10,199,119 shares of common stock issued and outstanding, respectively.

Stock Option Plan

On December 18, 2020, the Company approved the 2020 Stock Incentive Plan (the “Plan”) and authorized the directors to issue the maximum shares of common stock of 1,000,000 under the Plan.

On December 30, 2020, the Company approved to issue 900,000 shares of common stock at the current market price of $0.1440 per share under the Plan to compensate certain consultants and service providers in rendering the past services to the Company. As of December 31, 2020, these shares were treated as common stock to be issued. 900,000 shares of common stock were subsequently issued on January 22, 2022.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2021 and 2020, 100,000 shares are not issued under the Plan.

6.	NET (LOSS) INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020

Net (loss) income attributable to common shareholders	$(70,539)	$706,445

Weighted average common shares outstanding – Basic and diluted	9,198,023	10,199,119

Net (loss) income per share – Basic and diluted	$(0.01)	$0.07

7.	INCOME TAX

The provision for income taxes consisted of the following:

	Years ended December 31,
	2021	2020

Current tax	$-	$-
Deferred tax	(1,271)	(1,276)

Income tax expense	$(1,271)	$(1,276)

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

For the years ended December 31, 2021 and 2020, there was no operation in the United States of America.

BVI

Under the current BVI law, the Company is not subject to tax on income.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows:

	Years ended December 31,
	2021	2020

Income before income taxes	$(64,106)	$834,769
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	(10,577)	137,736
Tax effect of non-deductible items	-	957
Net operating loss	10,577	(136,502)
Tax concession	-	(2,191)
Income tax expense	$-	$232

The following table sets forth the significant components of the deferred tax liabilities of the Company as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020

Deferred tax liabilities:
Accelerated depreciation	$3,386	$4,682

8.	RELATED PARTY TRANSACTIONS

From time to time, the director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and had no fixed terms of repayment.

During the years ended December 31, 2021 and 2020, the Company has been provided free office space by its director. The management determined that such cost is nominal and did not recognize the rent expense in its consolidated financial statements.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the year presented.

9.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the year ended December 31, 2021, one customer exceeding 10% of the Company’s revenue. This customer accounted for 100% of the Company’s revenue amounting to $598,486 with $0 accounts receivable at December 31, 2021.

For the year ended December 31, 2020, there was one single customer exceeding 10% of the Company’s revenue. This customer accounted for 94% of the Company’s revenue amounting to $1,892,306 with $0 accounts receivable at December 31, 2020.

All of the Company’s customers are located in Hong Kong.

(b)	Major vendor

For the years ended December 31, 2021 and 2020, one vender represented more than 10% of the Company’s cost of revenue. This vendor accounted for 100% and 92% of the Company’s cost of revenue amounting to $435,269 and $1,052,857 with $0 of accounts payable at December 31, 2021 and 2020, respectively.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

10.	COMMITMENTS AND CONTINGENCIES

As of December 31, 2021, the Company has no material commitments or contingencies.

11.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited consolidated financial statements.

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

Our management, including the President, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our management concluded that as of December 31, 2021, these disclosure controls and procedures were not effective at the reasonable assurance level. As discussed below, our internal control over financial reporting is an integral part of our disclosure controls and procedures.

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

Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, based on such criteria. Deficiencies existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (ii) inadequate segregation of duties consistent with control objectives. Management believes that the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter and since the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the year such director or officer commenced serving in such capacity:

Name	Age	Positions

Thomson Lee	66	President, Chief Executive Officer, Secretary, Treasurer and Director

Thomson Lee

President, Chief Executive Officer, Secretary, Treasurer and Director

Mr. Lee, age 66, has served as President, Chief Executive Officer, Secretary, Treasurer and Director since October 19, 2020. He also serves as Project Director at Yorkshire Capital Ltd., a position he has held since 2005. He has also served as a director at The Link Group, Inc., whose common stock is quoted on the OTCPink tier of the OTC Markets Group, Inc. Mr. Lee obtained a BSc from McMaster University, Ontario, Canada, in 1979. Mr. Lee’s prior business experience led to our conclusion that Mr. Lee should be serving as a member of our Board of Directors in light of our business and structure.

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

Significant Employees and Consultants

As of December 31, 2021, the Company has no significant employees. The Company is managed by Thomson Lee, our sole director and officer.

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2021 and 2020:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
Name and				Stock	Option	Incentive	Nonqualified
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Plan Compensation($)	Deferred Compensation($)	All Other Compensation($)	Total ($)
Jianmin	2021	0	0	0	0	0	0	0	0
Zhang (1)	2020	0	0	0	0	0	0	0	0

Thomson	2021	0	0	0	0	0	0	0	0
Lee (2)	2020	0	0	0	0	0	0	0	0

___________

(1)	Appointed President and Chief Executive Officer, Secretary and Treasurer in September 2015; resigned from all such positions on October 19, 2020.
(2)	Appointed President and Chief Executive Officer, Secretary and Treasurer on October 19, 2020.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

The Company has no employment agreements with its officers or any significant employee and did not enter into any employment contracts, termination of employment, or change-in-control arrangements during the year ended December 31, 2021.

Option Exercises and Fiscal Year-End Option Value Table.

There were no stock options exercised by the named executive officers as of the end of the fiscal period ended December 31, 2021.

Long-Term Incentive Plans and Awards

There were no awards made to a named executive officer, under any long-term incentive plan, as of the end of the fiscal period ended December 31, 2021.

We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

The following table sets forth stock option grants and compensation or the fiscal year ended December 31, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Thomson Lee (2)	-0-	-0-	-0-	$-0-	N/A	-0-	-0-	-0-	-0-

_____________

(1)	Appointed President and Chief Executive Officer, Secretary and Treasurer on October 19, 2020.

DIRECTOR COMPENSATION

The following table sets forth director compensation or the fiscal year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)

Thomson Lee (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(2)	Appointed President and Chief Executive Officer, Secretary and Treasurer on October 19, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 7, 2022, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 8,099,119 shares of our common stock issued and outstanding as April 7, 2022. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Common Stock	Thomson Lee (3)	434,783	5.4%
Common Stock	Liao Zhicheng	5,695,651	70.3%
Common Stock	Jianmin Zhang (4)	10,000	*
All directors and executive officers as a group (1 person)		434,783	3.9%

______________

(1)	Calculated based on 8,099,119 shares of common stock issued and outstanding on April 7, 2020.
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

*Less than 1%.

The following table sets forth certain information as of April 7, 2022 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5.0% of our Series A and Series B Preferred Stock; (2) each of our directors, nominees for director and executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percent of Series A Preferred Stock

Series A Preferred Stock (1) (3)	Jianmin Zhang (3)	1,000,000	100.0%

Series B Preferred Stock (2) (4)	Liao Zhicheng	1	100%

All directors and executive officers as a group (1 person)		-0-	*

(1)	Convertible at any time into 1,000,000,000 shares of common stock.
(2)	In care of the Company, at the address of: Room 403, 4/F, Phase 1 Austin Tower, 22-26A Austin Avenue, Tsim Sha Tsui, Hong Kong.
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

(4)

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

None

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On March 13, 2022, the “Company” received notice from Total Asia Associates Plt. (“TAA”), that TAA resigned as the independent registered public accounting firm of the Company.

Concurrently, on March 13, 2022, the Company resolved to engage the independent registered public accounting firm of J&S Associate (“JS”), the Company’s new independent registered public accountants, which appointment of JS has accepted with the dismissal of TAA.

On April 15, 2022, the Company terminated JS as its reporting accountant. The decision of termination was adopted by its board of directors. Since JS was only engaged in March 2022, JS has not issued any report on the Company's financial statements for either of the past two years or subsequent interim period.

Concurrently, on April 15, 2022, the Board of Directors of the Company approved the engagement of Olayinka Oyebola & Co. (Chartered Accountants) (“OOC”) as its reporting accountant to audit the Company's financial statements, effective immediately.

The following table shows the fees paid or accrued by us for the audit and other services provided for the fiscal periods shown.

	Years Ended December 31,
Category	2021	2020*

TOTAL ASIA ASSOCIATES PLT:
Audit Fees	$0	$38,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
	$0	$38,500

OLAYINKA OYEBOLA & CO. :
Audit Fees	$15,000	$0
Audit Related Fees	10,500	0
Tax Fees	0	0
All Other Fees	0	0
	$25,500	$0

*	The 2020 fees billed by our predecessor independent accountants, TAA.

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

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

______________

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

FOVEA JEWELRY HOLDINGS LTD.

Date: April 29, 2022	By:	/s/ Thomson Lee
	Name:	Thomson Lee
	Title:	President and Chief Executive Officer (principal executive officer, principal accounting officer, and principal financial officer)

