Form 10-Q
period 2022-03-31
Fovea Jewelry Holdings Ltd.
filed 2022-05-16
CIK 850971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 7, 2022, there were approximately 8,099,119 shares of common stock, $0.001 par value per share, outstanding.

FOVEA JEWELRY HOLDINGS, LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current asset:
Cash and cash equivalents	$1,735	$1,476
Amount due from a shareholder	99,641	100,188
Inventories	727,939	731,038

Total current assets	829,315	832,584

Non-current asset:
Plant and equipment	18,518	20,521

TOTAL ASSETS	$847,833	$853,105

LIABILTIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities	$74,500	$74,500
Income tax payable	255	234
Deferred tax liabilities	3,055	3,386

Total current liabilities	77,810	78,120

TOTAL LIABILITIES	77,810	78,120

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no share issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Series A preferred stock, $0.001 par value,1,000,000 shares designated; 1,000,000 issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively	1,000	1,000
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 8,099,119 and 8,099,119 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	8,099	8,099
Common stock to be issued	-	-
Additional paid-in capital	131,700	131,700
Accumulated other comprehensive loss	(24,278)	(20,678)
Retained earnings	653,502	654,864

Stockholders’ equity	770,023	774,985

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$847,833	$853,105

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2022	2021

Revenue, net	$1,217	$162,887

Cost of revenue	(952)	(81,682)

Gross profit	265	81,205

Operating expenses:
General and administrative expenses	(1,922)	(8,509)
Total operating expenses	(1,922)	(8,509)

(LOSS) INCOME BEFORE INCOME TAXES	(1,657)	72,696

Income tax expenses	295	319

NET (LOSS) INCOME	(1,362)	73,015

Other comprehensive loss:
– Foreign currency adjustment loss	(3,600)	(7,757)

COMPREHENSIVE (LOSS) INCOME	$(4,962)	$65,258

Net (loss) income per share – Basic and Diluted	$(0.01)	$0.01

Weighted average common shares outstanding
– Basic and Diluted	8,099,119	10,889,119

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2022	2021

Cash flow from operating activities:
Net (loss) income	$(1,362)	$73,015
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of plant and equipment	1,922	1,934

Change in operating assets and liabilities:
Inventories	3,099	-
Deferred tax liabilities	(331)	(319)
Amount due from a shareholder	429	-
Net cash provided by operating activities	3,757	74,630

Foreign currency translation adjustment	(3,498)	(7,695)

Net change in cash and cash equivalents	259	66,935

BEGINNING OF PERIOD	1,476	832,151

END OF PERIOD	$1,735	$899,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	For the Three Months ended March 31, 2021 and 2022
	Series A preferred stock		Common stock		Common stock	Additional paid-in	Accumulated other comprehensive income	Retained	Total stockholders’
	No. of shares	Amount	No. of shares	Amount	to be issued	capital	(loss)	earnings	equity

Balance as of January 1, 2021	1,000,000	$1,000	10,199,119	$10,199	$90	$129,510	$(10,591)	$725,403	$855,611

Shares issued to service providers	-	-	900,000	900	(90)	(810)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	(7,757)	-	(7,757)
Net income for the period	-	-	-	-	-	-	-	73,015	73,015

Balance as of March 31, 2021	1,000,000	$1,000	10,161,039	$10,161	$-	$128,700	$(18,348)	$798,418	$920,869

Balance as of January 1, 2022	1,000,001	$1,000	8,099,119	$8,099	$-	$131,700	$(20,678)	$654,864	$774,985

Foreign currency translation adjustment	-	-	-	-	-	-	(24,278)	-	(24,278)
Net income for the period	-	-	-	-	-	-	-	1,362	1,362

Balance as of March 31, 2022	1,000,001	$1,000	8,099,119	$8,099	$-	$131,700	$(44,956)	$656,226	$752,069

See accompanying notes to condensed consolidated financial statements.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

• Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in U.S. Dollars in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis, and the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 29, 2022.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

Depreciation expense for the three months ended March 31, 2022 and 2021 were $1,922 and $1,930, respectively.

• Revenue recognition

The Company adopted Accounting Standards Codification (“ASC”) “606 – Revenue from Contracts with Customers” (“ASC 606”).

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

• Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended March 31, 2022 and 2021.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

Translation of amounts from HKD into US$ has been made at the following exchange rates for the period ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Period-end HKD:US$ exchange rate	0.1277	0.1286
Period average HKD:US$ exchange rate	0.1281	0.1289

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

• Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

• Recent accounting pronouncements

Accounting Standards Adopted

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

Issued and outstanding shares

As of March 31, 2022 and December 31, 2021, the Company had 1,000,000 shares of Series A preferred stock issued and outstanding.

As of March 31, 2022 and December 31, 2021, the Company had 8,099,119 and 8,099,119 shares of common stock issued and outstanding, respectively.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 4 INCOME TAX

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2022	2021

Current tax	$22	$6,157
Deferred tax	(317)	(319)

Income tax expense	$(295)	$5,838

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

For the three months ended March 31, 2022 and 2021, there was no operation in the United States of America.

BVI

Under the current BVI law, the Company is not subject to tax on income.

Hong Kong

The Company’s subsidiary operating in Hong Kong is subject to the Hong Kong Profits Tax at the two-tiered profits tax rates from 8.25% to 16.5% on the estimated assessable profits arising in Hong Kong during the current year, after deducting a tax concession for the tax year. The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2022 And 2021 is as follows:

	Three months ended March 31,
	2022	2021

Income before income taxes	$1,657	$72,696
Statutory income tax rate	16.5%	16.5%
Income tax expense at statutory rate	273	11,994
Tax effect of non-deductible items	317	319
Tax effect of tax holiday	(568)	(6,156)
Income tax expense	$22	$6,157

The following table sets forth the significant components of the deferred tax liabilities of the Company as of March 31, 2022 and December 31, 2021:

	As of
	March 31,	December 31,
	2022	2021
Deferred tax liabilities:
Accelerated depreciation	$(3,055)	$(3,386)

NOTE – 5 RELATED PARTY TRANSACTIONS

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

FOVEA JEWELRY HOLDINGS, LTD

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 6 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three months ended March 31, 2022 and 2021, the individual customer who accounts for 10% or more of the Company’s revenues and its outstanding receivable balances as at period-end dates, are presented as follows:

	Three months ended March 31, 2022		March 31, 2022
Customers	Revenues	Percentage of revenues	Accounts receivable

Customer A	$1,217	100%	$-

	Three months ended March 31, 2021		March 31, 2021
Customers	Revenues	Percentage of revenues	Accounts receivable

Customers B	$50,922	31%	$-
Customers C	45,766	28%	-
Customers D	40,738	25%	-
Customers E	25,461	16%	-

Total:	$162,887	100%	$-

All of the Company’s customers are located in Hong Kong.

(b) Major vendor

For the three months ended March 31, 2022 and 2021, there was one vender represented more than 10% of the Company’s operating cost. This vendor accounted for 100% of the Company’s operating cost with no accounts payable at March 31, 2022 and 2021.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 7 COMMITMENTS AND CONTINGENCIES

As of March 31, 2022, the Company has no material commitments or contingencies.

NOTE – 8 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2022, up through the date the Company issued the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Fovea Jewelry Holdings, Ltd., a Wyoming corporation (the “Company”), and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2021 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 29, 2022. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

The Company is incorporated in the State of Wyoming as a result of a domestication from the State of Nevada on March 4, 2019 and has a fiscal year end of December 31.

CRITICAL ACCOUNTING POLICIES

PLAN OF OPERATION

Our plan of operations over the next 12 month period is to continue developing our website to have a fully functioning online store and sell our diamond products.

Results of Operations

Comparison of the three months ended March 31, 2022 and March 31, 2021

The following table sets forth certain operational data for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:

	Three months ended March 31,
	2022	2021

Revenue	$1,217	$162,887
Cost of revenue	(952)	(81,682)
Gross profit	265	81,205
Operating Expenses	(1,922)	(8,509)
Income from operations	(1,657)	72,696
Income tax expense	295	(5,838)
NET (LOSS) INCOME	$(1,362)	$66,858

Revenue. We generated revenues of $1,217 and $162,887 for the three months ended March 31, 2022 and 2021, respectively. The decrease in revenue is attributable to the decrease in market demand from the Omicron outbreak in the first fiscal quarter of 2022.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2022, was $952, as compared to cost of revenue of $81,682 for the same period ended March 31, 2021. Cost of revenue decreased primarily as a result of the decrease in market demand.

Gross Profit. We achieved a gross profit of $265 and $81,205 for the three months ended March 31, 2022 and 2021, respectively. The decrease in gross profit is primarily attributable to the decreasing market demand.

Operating Expenses. We incurred G&A expenses of $1,922 and $8,509 for the three months ended March 31, 2022, and 2021, respectively. The increase in G&A is primarily attributable to increase professional, administrative and other fees.

Income Tax Expense. Our income tax expenses for the three months ended March 31, 2022 and 2021 were $295 and $5,838, respectively.

Net (Loss) Income. During the three months ended March 31, 2022, we incurred a net income of $1,362, as compared to net income of $66,858 for the same period ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $1,735. As of December 31, 2021, we had cash and cash equivalents of $1,476.

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$3,757	$68,473
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

Net Cash Provided By Operating Activities.

For the three months ended March 31, 2022, net cash provided by operating activities was $3,757 which consisted primarily of a net loss of $1,362, depreciation of property, plant and equipment of $1,922, an increase in inventories of $3,099 and offset by an increase in deferred tax liabilities of $331.

For the three months ended March 31, 2021, net cash provided by operating activities was $68,473, which consisted primarily of a net income of $66,858, depreciation of property, plant and equipment of $1,934 and a decrease in deferred tax liabilities of $319.

Net Cash Used In Investing Activities.

For the three months ended March 31, 2022 and 2021, net cash used in investing activities was $0.

Net Cash Provided By Financing Activities.

For the three months ended March 31, 2022, net cash provided by financing activities was $0.

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

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our Chief Executive Officer, who acts as both our principal executive officer and our principal financial officer, is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our Chief Executive Officer, who acts as both principal executive officer and principal financial officer, concluded as of the evaluation date that our disclosure controls and procedures were not effective as of March 31, 2022.

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

_________________

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

FOVEA JEWELRY HOLDINGS, LTD.

Date: May 16, 2022	By:	/s/ Thomson Lee
	Name:	Thomson Lee
	Title:	Chief Executive Officer (principal executive officer, principal accounting officer and principal financial officer)

